Form 10-Q
period 1999-09-30
MISSION CRITICAL SOFTWARE INC
filed 1999-11-15
CIK 1087194

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

Commission file number: 000-26205


                        MISSION CRITICAL SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       76-0509513
(State or other jurisdiction of                         (I.R.S. Employer
 incoropration or organization)                       Identification No.)


                            13939 NORTHWEST FREEWAY
                              HOUSTON, TEXAS 77040
                    (Address of principal executive offices)

                                 (713) 548-1700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes       No X
                                     ---      ---

As of November 1, 1999 there were 14,010,930 shares of the Registrant's Common Stock outstanding.

================================================================================

                        MISSION CRITICAL SOFTWARE, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                     Page No.

Index.............................................................................................          1

Part I - Financial Information....................................................................          2

 Item 1 - Financial Statements
   Condensed Balance Sheets.......................................................................          3
   Statements of Operations.......................................................................          4
   Statement of Stockholders' Equity (Deficit)....................................................          5
   Statements of Cash Flows.......................................................................          6
   Notes to Condensed Financial Statements........................................................          7

 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...         11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............................         21

Part II - Other Information.......................................................................         22

 Item 1 - Legal Proceedings.......................................................................         22

 Item 2 - Changes In Securities and Use of Proceeds...............................................         22

 Item 3 - Defaults Upon Senior Securities.........................................................         23

 Item 4 - Submission of Matters to a Vote of Security Holders.....................................         23

 Item 5 - Other Information.......................................................................         23

 Item 6 - Exhibits and Reports on Form 8-K........................................................         39

Signatures........................................................................................         40

Index to Exhibits.................................................................................         41

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

                        MISSION CRITICAL SOFTWARE, INC.

                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)


                                                                        JUNE 30,              SEPTEMBER 30,
                                                                         1991(1)                  1999
                                                                       ----------             ------------
                                                                                              (UNAUDITED)
                             ASSETS
Current assets:
Cash and cash equivalents                                                 $11,031                  $62,187
Receivables, net                                                            3,299                    3,320
Other current assets                                                          758                      311
                                                                          -------                  -------
   Total current assets                                                    15,088                   65,818
Property and equipment, net                                                 2,048                    3,322
Acquired technology, net                                                      607                      515
Other assets                                                                   43                       45
                                                                          -------                  -------
   Total assets                                                           $17,786                  $69,700
                                                                          =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                          $   918                  $ 1,622
Accrued liabilities                                                         5,429                    5,576
Current maturities of long-term notes payable                                 265                      257
Deferred revenue                                                            4,300                    6,121
                                                                          -------                  -------
   Total current liabilities                                               10,912                   13,576
Deferred revenue, less current portion                                        838                      483
Long-term notes payable, less current maturities                               81                        -
                                                                          -------                  -------
   Total liabilities                                                       11,831                   14,059
Redeemable convertible preferred stock, Series A, $0.001 par value, 868,650 and no shares authorized and outstanding,
 respectively                                                                 179                        -

Redeemable convertible preferred stock, Series B, $0.001 par value, 2,650,000 and no shares authorized and outstanding,
 respectively                                                               2,650                        -

Redeemable convertible preferred stock, Series C, $0.001 par value, 3,450,000 and no shares authorized and outstanding,
 respectively                                                              10,350                        -

Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
 no shares issued or outstanding                                                -                        -

Common stock, $0.001 par value, 50,000,000 shares authorized,
 3,307,511 and 14,007,567 shares outstanding, respectively                      3                       14

Additional paid-in capital                                                  3,290                   64,401
Deferred stock compensation                                                (2,315)                  (1,590)
Accumulated deficit                                                        (8,202)                  (7,184)
                                                                          -------                  -------
   Total stockholders' equity (deficit)                                    (7,224)                  55,641
                                                                          -------                  -------
   Total liabilities and stockholders' equity (deficit)                   $17,786                  $69,700
                                                                          =======                  =======

(1) Derived from the Company's audited financial statements as of June 30, 1999. The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                         --------------------------------------------
                                                                1998                      1999
                                                         ------------------        ------------------
                                                                           (UNAUDITED)
Revenue:
 License                                                             $4,052                    $7,442
 Maintenance                                                            613                     1,578
                                                         ------------------        ------------------
 Total revenues                                                       4,665                     9,020
                                                         ------------------        ------------------
Cost of revenue:
 Cost of license                                                         96                        90
 Cost of maintenance                                                    226                       256
                                                         ------------------        ------------------
 Total cost of revenue                                                  322                       346
                                                         ------------------        ------------------
   Gross margin                                                       4,343                     8,674
                                                         ------------------        ------------------
Operating expenses:
 Sales and marketing                                                  2,479                     4,774
 Research and development                                             1,223                     2,161
 General and administrative                                             576                       958
 Amortization of deferred stock compensation                             32                       290
 Abandoned lease costs (recovery)                                         -                      (295)
                                                         ------------------        ------------------
 Total operating expenses                                             4,310                     7,888
                                                         ------------------        ------------------
   Operating income                                                      33                       786
                                                         ------------------        ------------------
Interest income                                                          59                       420
Interest expense                                                        (19)                       (9)
Other income, net                                                         3                         1
                                                         ------------------        ------------------
 Income before income taxes                                              76                     1,198
Income tax expense                                                        -                       180
                                                         ------------------        ------------------
Net income                                                               76                     1,018
Increase in dividends in arrears on redeemable
 convertible preferred stock                                           (264)                        -
                                                         ------------------        ------------------
Net income (loss) applicable to common stockholders                  $ (188)                   $1,018
                                                         ==================        ==================
Earnings (loss) per common share:
 Basic                                                               $(0.07)                    $0.10
 Diluted                                                             $(0.07)                    $0.06

   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)
                       (in thousands, except share data)



                                         COMMON STOCK           ADDITIONAL         DEFERRED
                                 --------------------------      PAID-IN            STOCK          ACCUMULATED
                                   NUMBER           AMOUNT       CAPITAL         COMPENSATION        DEFICIT          TOTAL
                                 -----------       --------     ---------        -------------     ------------     --------
Balance at June 30, 1999         $ 3,307,511         $ 3         $ 3,290           $(2,315)          $(8,202)       $(7,224)
                                 -----------        ----         -------           -------           -------        -------
Amortization of deferred
 stock compensation                                                                    725                              725

Common stock issued upon
 exercise of stock options           175,573                         138                                                138

Common stock issued upon
 exercise of stock warrants          243,333           1             315                                                316

Common stock issued in
 iniitla public offering, net      3,312,500           3          47,486                                             47,489

Conversion of preferred stock      6,968,650           7          13,172                                             13,179
Net income                                                                                             1,018          1,018
                                 -----------        ----         -------           -------           -------        -------
Balance at September 30, 1999    $14,007,567         $14         $64,401           $(1,590)          $(7,184)       $55,641
                                 ===========        ====         =======           =======           =======        =======

                        MISSION CRITICAL SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                    --------------------------------------
                                                                         1998                     1999
                                                                    ------------               -----------
                                                                                (UNAUDITED)

Cash flows from operating activities:
 Net income                                                               $   76                 $ 1,018
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization                                           198                     277
     Noncash compensation expense                                             32                     725
     Gain on disposal of assets                                               (1)                      -
 Changes in operating assets and liabilities:
     Accounts receivable                                                     544                     (21)
     Prepaid and other current assets                                         32                     447
     Other assets                                                             80                      (2)
     Accounts payable                                                        (30)                    704
     Accrued liabilities and other                                           650                     147
     Deferred revenue                                                        242                   1,466
                                                                         -------                 -------
Net cash provided by operating activities                                  1,823                   4,761

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                  6                      27
 Purchase of property and equipment                                         (211)                 (1,486)
                                                                         -------                 -------
Net cash used in investing activities                                       (205)                 (1,459)

Cash flows from financing activities:
 Payments on long-term debt                                                  (65)                    (66)
 Repayment of capital lease                                                   (2)                    (23)
 Exercised options, net                                                       75                     138
 Exercised warrants, net                                                       -                     316
 Proceeds from initial stock offering, net                                     -                  47,489
                                                                         -------                 -------
Net cash provided by financing activities                                      8                  47,854
                                                                         -------                 -------
 Net increase in cash and cash equivalents                                 1,626                  51,156
                                                                         -------                 -------
Beginning cash and cash equivalents                                        4,575                  11,031
                                                                         -------                 -------
Ending cash and cash equivalents                                          $6,201                 $62,187
                                                                          ======                 =======

   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements for the year ended June 30, 1999 which are included in the Company's Registration Statement filed on Form S-1, as amended, on August 4, 1999 (Reg. No. 333-79501).

2. STOCKHOLDERS' EQUITY

In the period July 1, 1999 through September 30, 1999, options to purchase 175,573 shares of common stock at exercise prices of $0.50 to $2.50 per share were exercised. At September 30, 1999, there were options outstanding to purchase 4,520,363 shares of common stock.

In August 1999, the Company completed an initial public offering in which the Company sold a total of 3,312,500 shares of its common stock for net proceeds to the Company of $47.5 million. Upon closing of the initial public offering, all outstanding Series A, B, and C Redeemable Convertible Preferred Stock were converted to 6,968,650 shares of common stock.

The Company recorded deferred stock compensation of $475,000 in connection with options granted to three former directors who became consultants when they resigned from our board of directors in the quarter ended June 30, 1999. In the three months ended September 30, 1999, the Board of Directors vested the options that would have vested during the remaining term of the consulting agreement. As a result of the Board of Director's action, the Company recognized the remaining $436,000 of stock compensation expense during the quarter.

                        MISSION CRITICAL SOFTWARE, INC.

2. STOCKHOLDERS' EQUITY (CONTINUED)

For the periods ended September 30, 1998 and 1999, comprehensive income was the same as net income.

3. INCOME TAXES

The provision for income tax expense for the three months ended September 30, 1999 was 15% of pre-tax income. The difference in the effective rate versus the statutory U.S. tax rate is primarily due to the impact of tax benefits associated with the anticipated utilization of net operating loss carryforwards during fiscal 2000.

The Company did not record a provision for income taxes in the three month period ended September 30, 1998, because it had generated net operating loss carryforwards of approximately $3.5 million since the Company's inception. A full valuation allowance was recorded due to the uncertainty of its ability to recognize the future benefits of such losses. The net operating loss carryforwards begin to expire in 2012 and may be subject to various IRS code limitations.

4. EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

                        MISSION CRITICAL SOFTWARE, INC.

4. EARNINGS PER SHARE (CONTINUED)

The following table presents the calculation of basic and diluted net income
(loss) per share and pro forma basic and diluted net income per share (in thousands, except share and per share data):


                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                      ------------------------------------
                                                                          1998                     1999
                                                                      -----------              -----------

Net income                                                            $        76              $     1,018
Increase in dividends in arrears on redeemable convertible
 preferred stock                                                             (264)                       -
                                                                      -----------              -----------
Net income (loss) applicable to common stockholders                   $      (188)             $     1,018
                                                                      ===========              ===========
Pro forma net income applicable to common stockholders                $        76
                                                                      ===========

Shares used in computing:
 Basic net income (loss) per share                                      2,549,240                9,948,991
                                                                      ===========              ===========
 Diluted net income (loss) per share                                    2,549,240               16,031,298
                                                                      ===========              ===========
 Pro forma basic net income per share                                   9,517,890
                                                                      ===========
 Pro forma diluted net income per share                                12,171,729
                                                                      ===========

Computation of:
 Basic net income (loss) per share applicable to common
  stockholders                                                        $     (0.07)             $      0.10
                                                                      ===========              ===========
 Diluted net income (loss) per share applicable to common
  stockholders                                                        $     (0.07)             $      0.06
                                                                      ===========              ===========
 Pro forma basic net income per share                                 $      0.01
                                                                      ===========
 Pro forma diluted net income per share                               $      0.01
                                                                      ===========

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering. Accordingly, a pro forma calculation for the three month period ended September 30, 1998 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock upon the Company's initial public offering using the

                        MISSION CRITICAL SOFTWARE, INC.

4. EARNINGS PER SHARE (continued)

if-converted method from their respective dates of issuance is presented. As the pro forma calculation results in net income applicable to common stockholders, the shares used in computing pro forma diluted net income per share include 2,653,839 common stock equivalents using the treasury stock method.

5. SEGMENT REPORTING

Effective July 1, 1998, the Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The adoption of SFAS 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities to be in a single segment.

6. LITIGATION

The Company received correspondence from Commerce Funding Corporation, one of its stockholders, alleging that the Company failed to give it proper notice of its right of first refusal with respect to the proposed resale of 250,000 shares of its common stock by two of its stockholders. The Company filed a petition seeking a declaratory judgment that the Company has no liability with respect to Commerce Funding Corporation's claims on July 1, 1999. On August 2, 1999, the Company, its Chief Executive Officer and Chief Financial Officer were named as defendants in a complaint filed by Commerce Funding Corporation. The parties to these actions are now conducting discovery. The Company believes that Commerce Funding Corporation's claims are without merit and intends to vigorously defend the claim. The ultimate outcome of this claim is not expected to have a material adverse effect on the financial statements, operating results or financial conditions. If Commerce Funding Corporation were to be awarded a judgment in its complaint or the Company were unable to obtain the relief the Company has requested, the Company would be required to indemnify its officers with respect to legal fees, pay its legal expenses and possibly those of Commerce Funding Corporation.

7. STOCK OFFERING

On November 10, 1999, the Company sold 1,500,000 shares of its common stock and existing stockholders of the Company sold 2,500,000 shares of common stock pursuant to a Regisration Statement (No. 333-89635), as amended, as filed with the Securities and Exchange Commission and declared effective on November 10, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in
Part II Item 5 under "Factors that May Affect Future Results" and elsewhere in, or incorporated by reference into, this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terms. It is important that the discussion below be read together with the attached condensed financial statements and the notes thereto.

OVERVIEW

We provide systems administration and operations management software products for corporate and Internet-based Windows NT networks. Our OnePoint product suite is designed to improve the reliability, performance and security of even the most complex computing environments by simplifying and automating key systems management functions. Our products can be deployed quickly, are based on an open and extensible architecture and are easy to use.

We derive our revenue from the sale of software product licenses and maintenance. Currently, all of our product license revenue is derived from our OnePoint suite and principally our OnePoint Administrator products. In the three months ended September 30, 1999, sales of OnePoint Administrator products accounted for approximately 74% of our license revenue, respectively. We expect that these products will continue to account for a large portion of our license revenue for the foreseeable future.

Any factors adversely affecting the pricing of, demand for or market acceptance of our OnePoint product suite, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. Of particular importance is the continued acceptance of Windows NT as a server operating system in corporate and Internet-based networks. We believe that Windows NT and Windows 2000 Server, once released, will continue to be an integral part of the corporate and Internet-based client/server environments.

Since our inception in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant quarterly revenues to maintain profitability. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance in future quarters that we will achieve or sustain revenue growth or profitability.

Total revenue was $9.0 million in the three months ended September 30, 1999, attributable primarily to sales in North America. In the three months ended September 30, 1999, license revenue attributable to sales outside of North America accounted for approximately 18% of our total license revenue, respectively. We plan to expand our international operations significantly as we believe international markets represent a significant growth opportunity. Consequently, we anticipate that international revenue will increase as a percentage of total revenue in the future. If international revenue continues to increase as a percentage of total revenue, we may experience a corresponding increase in cost of sales, because of higher personnel costs for overseas locations and commission expenses related to distributions that may impact our operating results. Our sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is minimal. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

In the three months ended September 30, 1999, maintenance revenue comprised 18% of our total revenue. We expect maintenance revenue to continue to increase as a percentage of total revenue if our number of customers increases and if the number of customers entering into annual maintenance agreements increases. If maintenance revenue increases as a percentage of total revenue, our gross margin as a percentage of total revenue will decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

In the three months ended September 30, 1999, approximately 65% of our license revenue was derived from additional purchases by existing customers. If we fail to sell additional licenses to our existing customers, we could experience a material decline in total revenue.

In view of the rapidly changing nature of our business and our limited operating history, we believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance. Additionally, despite our revenue growth for all but one quarter since inception, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

During fiscal 1999, we recorded deferred stock compensation of $2.8 million in connection with certain stock option grants. We amortize deferred stock compensation over the vesting period of the related award. We record this amortization as a noncash expense in accordance with Accounting Principles Board Opinion No. 25. This charge included $475,000 related to stock option grants to three former directors. These directors resigned from our board of directors in the quarter ended June 30, 1999 and became consultants. In the three months ended September 30, 1999, the Board of

Directors vested these options in full. We consequently recognized the remaining $436,000 of deferred stock compensation during the quarter. Such compensation expense was allocated to sales and marketing, research and development, and general and administrative expenses.

We had 193 employees at September 30, 1999, a substantial increase from 95 at September 30, 1998. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel or our management otherwise fails to manage our expansion effectively, we would experience a decline in our revenue and operating results.

On November 10, 1999, we sold 1,500,000 shares in a public offering pursuant to an effective Registration Statement with the Securities and Exchange Commission. Our existing stockholders sold 2,500,000 shares in the offering. We raised $81.7 million, net of the underwriters discounts and commissions. We did not receive any of the proceeds of the sale of shares by the Selling Stockholders.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1998                  1999
                                             ------                ------
Revenue:
 License                                       86.9%                 82.5%
 Maintenance                                   13.1                  17.5
                                              -----                 -----
Total revenue                                 100.0                 100.0

Cost of revenue:
 Cost of license                                2.1                   1.0
 Cost of maintenance                            4.8                   2.8
                                              -----                 -----
Total cost of revenue                           6.9                   3.8
                                              -----                 -----
Gross margin                                   93.1                  96.2

Operating expenses:
 Sales and marketing                           53.1                  52.9
 Research and development                      26.2                  24.0
 General and administrative                    12.3                  10.6
 Amortization of deferred stock
  compensation                                  0.7                   3.2

 Abandoned lease costs (recovery)                 -                  (3.2)
 Acquired in-process research and
  development                                     -                     -
                                              -----                 -----
Total operating expenses                       92.4                  87.5
                                              -----                 -----
Operating income (loss)                         0.7                   8.7


Other income, net                               0.9                   4.6
                                             ------                ------
Income (loss) before income taxes               1.6                  13.3
Income tax expense (benefit)                      -                   2.0
                                             ------                ------
Net income (loss)                               1.6%                 11.3%
                                             ======                ======


Revenue

Our revenue was $4.7 million and $9.0 million for the three months ended September 30, 1998 and 1999, respectively, representing an increase of $4.3 million or 93% from the three months ended September 30, 1998 to the three months ended September 30, 1999. This increase was attributable to an increase in our customer base resulting in substantial growth in product license and maintenance revenue, as well as additional sales to our existing customers.

License. License revenue was $4.1 million and $7.4 million for the three months ended September 30, 1998 and 1999, respectively. License revenue represented 86.9% and 82.5% of total revenue for the three months ended September 30, 1998 and 1999, respectively. License revenue increased 84% from the three months ended September 30, 1998 to the three months ended September 30, 1999. The increase in license revenue in absolute dollars was primarily attributable to increased unit sales of our products. The decrease of license revenue as a percentage of total revenue was primarily due to an increase in first year maintenance sold with the product licenses and, to a lesser extent, the number of renewal maintenance agreements purchased.

Maintenance. Maintenance revenue was $613,000 and $1.6 million for the three months ended September 30, 1998 and 1999, respectively. Maintenance revenue represented 13.1% and 17.5% of total revenue for the three months ended September 30, 1998 and 1999, respectively. Maintenance revenue increased 157% from the three months ended September 30, 1998 to the three months ended September 30, 1999. This increase resulted primarily from the growth in software license revenue, as new software licenses are generally sold with one year of maintenance, and, to a lesser extent, renewals of maintenance agreements by existing customers.

Cost of Revenue

License. License costs consist primarily of the amortization of acquired technology and to a lesser extent the expenses incurred to manufacture, package and ship our products. License costs were $96,000 and $90,000 in the three months ended September 30, 1998 and 1999, respectively. License costs represented 2.4% and 1.2% of license revenue in the three months ended September 30, 1998 and 1999, respectively. Acquired technology is being expensed over periods ranging from three to five years. The 6.3% decrease in absolute dollars was attributable to a reduction in amortization cost as acquired technology became fully amortized. The decrease as a percentage of revenue was primarily a result of increased growth of revenue in relation to amortization expense for acquired technology, which remained basically unchanged from period to period. We expect license costs to decrease in the future due to the reduction in amortization expense as acquired technology becomes fully amortized.

Maintenance. Maintenance costs include salary expense and other related costs for our technical support. Maintenance costs were $226,000 and $256,000 in the three months ended September 30, 1998 and 1999, respectively. Maintenance costs represented 36.9% and 16.2% of maintenance revenue in the three months ended September 30, 1998 and 1999, respectively. The 13.3% increase in absolute dollars was attributable to the increase of our average headcount from 8 to 13 in our technical support department. The decrease in maintenance costs as a percentage of maintenance revenue was primarily attributable to increased growth of revenue in relation to maintenance costs and increased utilization of our technical support staff. We expect maintenance costs to increase in the future as we continue to expand our customer base.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, payroll taxes and employee benefits as well as travel, entertainment and discretionary marketing expenses. Sales and marketing expenses were $2.5 million and $4.8 million in the three months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses represented 53.1%, and 52.9% of total revenue in the three months ended September 30, 1998 and 1999, respectively. The increases in the absolute dollar level of sales and marketing expenses were primarily due to increases in sales and marketing personnel, which increased from 43 as of September 30, 1998 to 98 at September 30, 1999 and commission expense as a result of our revenue growth. To a lesser extent, increases in marketing expenditures for tradeshows and marketing brochures and related materials also contributed to the absolute dollar increases. Discretionary marketing expense for the three months ended September 30, 1999 increased 27% from the three months ended September 30, 1998 as compared to our revenue increases of 93% for the same respective periods. The decreases in sales and marketing expenses as a percentage of total revenue reflected the increased productivity of our sales force. We expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel.

Research and Development Expenses. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and other costs attributable to research and development activities. Research and development expenses were $1.2 million and $2.2 million in the three months ended September 30, 1998 and 1999, respectively. Research and development expenses represented 26.2% and 24.0% of total revenue in the three months ended September 30, 1998 and 1999, respectively. The increases in the absolute dollar level of research and development expense were attributable to recruiting costs, salaries and benefits associated with hiring of additional research and development staff, which increased from 28 as of September 30, 1998, to 61 at September 30, 1999. To a lesser extent, the absolute dollar level of research and development expense increased as a result of additional infrastructure, such as office space, computer equipment and development software to support these employees. The infrastructure cost increased by 89% from the three months ended September 30, 1998 to the three months ended September 30, 1999 compared to an overall increase in research and development expense of 77% for the same respective periods. The declines in research and development expense as a percentage of total revenue reflected the increase of revenue at a faster rate than the increase in research and development expenses. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop new OnePoint products and to develop products for Windows 2000 Server.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and certain non-allocable administrative costs. General and administrative expenses were $576,000, and $958,000 in the three months ended September 30, 1998 and 1999, respectively. General and administrative expenses represented 12.3% and 10.6% of total revenue in the three months ended September 30, 1998 and 1999, respectively. The absolute dollar increase was primarily related to approximately $200,000 in consulting cost associated with vesting of deferred stock compensation and costs associated with expansion and relocation of our facilities and related infrastructure and the recruiting costs, salaries and benefits associated with the hiring of additional administrative personnel to support our increased sales, marketing and development activities. General and administrative personnel increased from 16 as of September 30, 1998 to 21 at September 30, 1999. The decreases in general and administrative expenses as a percentage of total revenue reflected increased absorption of fixed costs over a larger revenue base. We expect general and administrative expenses to increase as we expand our infrastructure and incur additional costs as a result of being a public company.

Amortization of Deferred Stock Compensation. We amortized approximately $32,000 and $290,000 of deferred employee stock compensation in the three months ended September 30, 1998 and 1999, respectively. We expect to amortize the remaining $1.6 million of deferred stock compensation through fiscal 2003.

Abandoned Lease Costs (Recovery). During fiscal 1999, we took a charge of $1,034,000 for the abandonment of an office facility leased through January 2003 and write-off of its related infrastructure. This charge was primarily for the future lease costs and required exit fees. At the time of the charge, it was determined that potential recovery or avoidance of these costs would be remote. On September 15, 1999, we were released from a portion of the lease and consequently reduced the amount accrued by $295,000 for amounts no longer due.

Other Income, Net

Other income, net is generated primarily from the interest earned on cash and cash equivalents. Other income, net was $43,000 and $412,000 in the three months ended September 30, 1998 and 1999, respectively. The growth in other income, net was primarily the result of increased cash and cash equivalent balances from the proceeds of our initial public offering.

Income Taxes

We did not record a provision for income taxes in the three months ended September 30, 1998, because we had generated net operating loss carryforwards of approximately $3.5 million since our inception. A full valuation allowance was recorded due to the uncertainty of our ability to recognize the future benefits of such losses. Our net operating loss carryforwards begin to expire in 2012. In the future, our utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change regulations contained in the Internal Revenue Code of 1986 and similar state provisions. These annual limitations may result in the expiration of the net operating loss carryforwards and other tax credits before we are able to use them.

The provision for income tax expense for the three months ended September 30, 1999 was $180,000, or 15% of pre-tax income. The difference in the effective rate versus the statutory U.S. tax rate is primarily due to the impact of tax benefits associated with the anticipated utilization of net operating loss carryforwards during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from license revenue received from inception to September 30, 1999 and the proceeds of approximately $61.1 million from the sale of common stock, preferred stock and warrants. At September 30, 1999, we had cash and cash equivalents of $62.2 million. As of September 30, 1999, we had an accumulated deficit of $7.2 million and working capital of $58.4 million, net of a short-term component of deferred revenue of $6.1 million.

Our operating activities provided net cash of $4.8 million in the three months ended September 30, 1999, primarily due to increased revenue, improved accounts receivable collection efforts and increased liabilities. The increase in liabilities for the three months ended September 30, 1999 was primarily due to increases in deferred maintenance and accounts payable. Deferred maintenance increases are due to higher revenues which typically include initial maintenance and increased amounts of renewal maintenance due to larger amount of cumulative licenses revenue. Accounts payable increases related to costs associated with our new office facility and our initial public offering which had not been paid as of September 30, 1999.

Our investing activities used net cash of $1.5 million in the three months ended September 30, 1999, consisting primarily of net purchases of property and equipment.

Our financing activities provided cash of $47.9 million in the three months ended September 30, 1999, consisting primarily of net proceeds from our initial public offering.

We anticipate spending at least $1.1 million for office lease payments and approximately $3.0 million for capital expenditures over the next 12 months. We expect capital expenditures to increase over the next several years as we expand facilities and acquire equipment to support our planned expansion in sales and marketing and research and development. We expect to utilize cash resources to purchase additional equipment over the next 12 months.

In January 1998, we obtained a revolving credit facility of $3.0 million from a commercial bank. We renewed this credit facility in March 1999 and it expires on February 5, 2000. Borrowings under the credit facility bear interest at the bank's prime rate. Under the terms of the loan agreement, all borrowings are collateralized by substantially all of our assets, and we must maintain certain financial ratios and comply with other covenants. At September 30, 1999, we had no borrowings outstanding under the credit facility, and the entire facility was available, subject to a pre-established funding formula, through February 5, 2000. We were in compliance with all covenants as of September 30, 1999, but we cannot assure you that we will be able to continue to comply with our loan covenants in the future.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. We believe that the proceeds from the November 1999 public stock offering, together with our current cash and investment balances and any cash generated from operations and from available or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot ensure that such funding, if needed, will be available to us on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our failure could have a negative impact on our operating results and financial condition.

YEAR 2000 READINESS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

Our products. We have completed a review of the current versions of our products to determine Year 2000 compliance. We have reviewed the software code for each of these applications and believe that we have identified all instances where date specific information is required. We have further investigated whether these date fields contain two or four digits, and have completed efforts to upgrade our software when date fields that contain only two digits were discovered. Based on our review and the results of limited testing, we believe that our OnePoint product suite, when configured and used in accordance with its instruction manual, correctly recognizes date codes after 1999 and functions with four digit date codes. We intend to conduct further tests on all of our new applications to identify areas of deficiency and to develop action plans to correct and upgrade our software code.

We have finalized our assessment of our Year 2000 readiness. Despite preliminary investigation and testing by us and our partners, our software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year 2000 date functions. Our software applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in:

 .  delay or loss of revenue;

 .  cancellation of customer contracts;

 .  diversion of development resources;

 .  damage to our reputation;

 .  increased service and warranty costs; and

 .  litigation costs,

any of which could adversely affect our business, financial condition and results of operation.

Our software products run on several hardware platforms and the Windows NT and pre-release version of Windows 2000 operating systems. In addition, our software operates in accordance with several external Windows NT protocols, such as http and nntp. Our software is therefore dependent upon the correct processing of dates by these systems and protocols. We have reviewed information made publicly available by our hardware platform partners regarding Year 2000 compliance and researched the date handling capabilities of applicable Windows NT protocols. Based on this research, we do not believe that the underlying systems and protocols that operate in conjunction with our software products contain material Year 2000 deficiencies. However, we have not conducted our own tests to determine to what extent our software running on any of our hardware platforms and in accordance with any of our supported Windows NT protocols fails to properly recognize Year 2000 dates.

Our state of readiness. Our business depends on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. The systems include:

 . computer and communications hardware and software systems used to deliver services;

 . computer and communications hardware and software systems we use internally to manage our business;

 .  communications networks such as the Internet and private intranets; and

 . non-information technology systems and services we use to manage our business, such as telephone, security and building management systems.

Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, we pursued a phased approach to making our systems and our operations ready for the year 2000. Beyond an awareness of the issue and scope of systems involved, we have:

 .  identified third party product reliance and documented their use in our Year
   2000 compliance tests;

 . completed a review of the third-party product for potential date related issues; and

 .  validated and tested technologically-compliant Year 2000 solutions.

The table below provides a summary of the status and timing of our internal readiness activities:

IMPACTED SYSTEMS                                                   STATUS
-------------------------------------------------------------------------------
Hardware and software systems used to develop our  products        Completed

Hardware and software systems used to manage our business          Completed

Communication networks used to develop our products                Completed

Non-information technology systems and services                    Completed


We use multiple software systems for internal business purposes, including accounting, email, development, human resources, customer service and support and sales tracking systems. All of these applications have been purchased within the preceding 18 months. We conducted research with the vendors about the systems and software that we believe are critical to our business regarding their Year 2000 readiness of the vendors and their products. Each of these vendors has indicated through publicly available information and through their web sites that the vendor believes the vendor's applications are Year 2000 compliant. We have completed operational testing on those systems which are reported to be Year 2000 compliant, and they appear to pass these Year 2000 tests. We updated all systems for which we could not prove Year 2000 readiness with systems which are reported to be Year 2000 compliant which appear to pass our Year 2000 tests.

Costs to Address Year 2000 Issues. To date, the costs for conducting our assessment have not been material, and with total costs incurred in connection with our Year 2000 project being less than $100,000. We cannot be sure that Year 2000 issues will not be discovered in our products or internal software systems. If any issues are discovered, we cannot be sure that the costs of making such products and systems Year 2000 ready will not harm our business and financial conditions. We believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected. The number of devices and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe some of the following consequences are possible:

 . we, our customers or our suppliers may experience a significant number of operational inefficiencies that could divert our or their management's time and attention or resources from ordinary business activities;

 . we may become involved in disputes and claims for pricing adjustments or penalties due to Year 2000 problems with our suppliers or customers; and

 . our customers could allege that we failed to comply with the terms of contracts or industry standards, and these allegations could result in the customer canceling our contract or filing litigation against us.

Contingency Plans. We are developing contingency plans for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Now that we have completed Year 2000 testing and implementation activities, we will be able to assess areas requiring contingency planning and we expect to institute appropriate contingency planning at that time. Any failure to address any unforeseen Year 2000 issues could harm our business. Depending on our systems affected, our Year 2000 contingency plans could include:

 . accelerated replacement of affected equipment or software, resulting in higher equipment expense and depreciation;

 .  short to medium term use of backup equipment and software;

 . increased work hours for our staff, resulting in higher compensation expense and possibly higher employee turn-over; and

 . use of contract personnel to correct any Year 2000 problems that arise or to develop manual work arounds for information systems, each on an accelerated schedule.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable and accounts payable. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and obligations; thus, fluctuations in interest rates would not have a material effect on the fair value of these securities.

Sales to customers in foreign countries accounted for approximately 18% of total revenue during the quarter ended September 30, 1999. We invoice certain of these sales in United States dollars and do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect our future revenue from international sales.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We received correspondence from Commerce Funding Corporation, one of our stockholders, alleging that we failed to give it proper notice of its right of first refusal with respect to the proposed resale of 250,000 shares of our stock by two of our stockholders. We filed a petition seeking a declaratory judgment that Mission Critical has no liability with respect to Commerce Funding Corporation's claims on July 1, 1999. On August 2, 1999, Mission Critical, our Chief Executive Officer and Chief Financial Officer were named as defendants in a complaint filed by Commerce Funding Corporation. The parties to these actions are now conducting discovery. We believe that Commerce Funding Corporation's claims are without merit and intend to vigorously defend the complaint. If Commerce Funding Corporation were to be awarded a judgment in its complaint or we were unable to obtain the relief we have requested, we would be required to indemnify our officers with respect to legal fees, pay our legal expenses and possibly those of Commerce Funding Corporation. In addition, even if Commerce Funding Corporation's claims are denied, this litigation could distract our officers and directors from the day to day management of our business and cause us to incur substantial legal expenses.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1999, Mission Critical Software completed the sale of 3,750,000 shares of Common Stock, including 1 million shares on behalf of selling stockholders, at a per share price of $16.00 in a firm commitment underwritten initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-79501), which the Securities and Exchange Commission declared effective on August 4, 1999. Mission Critical Software's managing underwriters for the offering were Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc., SoundView Technology Group, Inc. and Charles Schwab & Co., Inc. In August 1999, an over-allotment option granted by Mission Critical Software to the underwriters for the purchase of up to 562,500 additional shares of Mission Critical Software's Common Stock was exercised in full by the underwriters. Concurrent with the sale, all of the outstanding redeemable convertible preferred stock was converted to 6,968,650 shares of Common Stock.

Mission Critical Software realized net proceeds from the offering of approximately $47.5 million after deducting the underwriting discounts and expenses of the offering, including legal, accounting, printing, filing and other fees. Mission Critical Software is currently investing the net offering proceeds in interest-bearing, investment-grade securities for future use as additional working capital. Proceeds may be used for working capital and general corporate purposes, as well as estimated capital expenditures of $3.0 million over the next twelve months to support our increased global sales and marketing headcount and increased research and development headcount. In addition, proceeds may be used for further development of our product lines through acquisitions of or investments in products, technologies and businesses.

Between July 1, 1999 and September 30, 1999, Mission Critical Software issued 175,573 shares of unregistered common stock upon the exercise of outstanding options to 38 employees at an average exercise price of $0.79 per share. Between July 1, 1999 and September 30, 1999, Mission Critical Software issued 243,333 shares of unregistered common stock upon the exercise of outstanding warrants to 2 persons at an average exercise price of $1.29 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, and Section 4(2) of the Securities Act, respectively, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 and sales or accredited investors pursuant to Section 4(2). Each recipient had adequate access, through his or her relationship with Mission Critical Software, to information about Mission Critical Software.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

Our business and prospects are difficult to evaluate because we have a limited operating history

Our company was founded in July 1996. We have a limited operating history. An investor in our common stock must consider the risks and difficulties we may encounter as an early stage company in a new and rapidly evolving market. These risks and difficulties include our:

 .  ability to develop competitive products;

 .  need to expand our sales and support organizations;

 .  reliance on our strategic relationship with Microsoft;

 .  competition;

 .  need to manage changing operations;

 .  dependence upon key personnel; and

 .  general economic conditions.

We cannot be certain that our business strategy will be successful or that we will successfully manage these risks. If we fail to address adequately any of these risks or difficulties, our business would likely suffer.

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE

Since our inception, we have incurred significant net losses and only achieved marginal profitability in the fiscal year ended June 30, 1999 and the three months ended September 30, 1999. We expect to continue to incur significant sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future.

We anticipate that our expenses will increase substantially in the foreseeable future as we:

 .  increase our direct sales and marketing activities, by expanding our North
   American and international direct sales forces and extending our telesales efforts;

 . develop our technology, expand our OnePoint product suite and create and market products that operate with the commercial release version of Windows 2000;

 .  expand our indirect distribution channels; and

 .  pursue strategic relationships and acquisitions.

Any failure to significantly increase our revenue as we implement our product and distribution strategies would materially adversely affect our business, operating results and financial condition.

WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT REVENUE GROWTH RATES

Although our revenue has grown rapidly in recent years, we do not believe that we will maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In addition, growing competition, the incremental manner in which customers convert their networks to Windows NT and our inexperience in selling our products to small organizations could also affect our revenue growth. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our quarterly operating results may vary significantly from quarter to quarter.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED AND OUR COSTS ARE RELATIVELY FIXED IN THE SHORT-TERM, SO OUR QUARTERLY OPERATING RESULTS AND OUR STOCK PRICE MAY FLUCTUATE

Our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenue that we will recognize. As a result, we believe that quarter to quarter comparisons of our financial results are not necessarily meaningful, and investors should not rely on them as an indication of our future performance.

Historically, a majority of our revenue has been attributable to the licensing of our software products. Changes in the mix of our revenue, including the mix between higher margin software products and somewhat lower margin maintenance, could adversely affect our operating results for future quarters.

As a result of our limited operating history, we cannot forecast operating expenses based on historical results. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. Many of our costs are fixed in the short-term. For example, in September 1999 we moved to a new 70,000 square feet office in Houston, Texas for which we have a five year lease. We do not know whether our business will grow rapidly enough to absorb the costs of this facility. In either case, lower quarterly results could adversely affect the market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF LICENSES FOR OUR
ONEPOINT ADMINISTRATOR PRODUCTS FOR OUR REVENUE AND A DECLINE IN SALES OF   THIS
PRODUCT COULD CAUSE OUR REVENUES TO FALL

Historically, we have derived the substantial majority of our license revenue from the sale of our OnePoint Administrator products. During the fiscal years ended June 30, 1998 and 1999 and the three months ended September 30, 1999, sales of OnePoint Administrator products accounted for approximately 88%, 82% and 74% of our license revenue, respectively. We expect that these products will continue to account for a large portion of our license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our OnePoint Administrator products and future enhancements to our OnePoint Administrator products. Any factors adversely affecting the pricing of, demand for or market acceptance of our OnePoint Administrator products, including competition or technological change, could cause our revenue to decline and our business to suffer.

We introduced a new version of our OnePoint Operations Manager product in October 1999. To date, this product has accounted for only a limited portion of our revenue. However, our future growth and profitability will depend on our ability to increase sales of our OnePoint Operations Manager product.

OUR REVENUE COULD DECLINE SUBSTANTIALLY IF OUR EXISTING CUSTOMERS DO NOT CONTINUE TO PURCHASE ADDITIONAL LICENSES FROM US

We rely on sales of additional licenses for our products to our existing customers. In the fiscal year ended June 30, 1999 and the three months ended September 30, 1999, additional sales to our existing customers represented approximately 50% and 65% of our license revenue. If we fail to sell additional licenses for our products and maintenance to our existing customers, we would experience a material decline in total revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be materially and adversely affected if our existing customers do not continue to purchase a substantial number of additional product licenses from us.

RISKS RELATED TO MICROSOFT

OUR BUSINESS IS DEPENDENT ON THE ADOPTION OF WINDOWS NT AND WINDOWS 2000 TO RUN CORPORATE AND INTERNET-BASED COMPUTER NETWORKS AND A DECREASE IN THEIR RATES OF ADOPTION COULD CAUSE OUR REVENUES TO DECLINE

For the foreseeable future, we expect substantially all of our revenue to continue to come from sales of our Windows NT systems management products. As a result, we depend on the growing use of Windows NT for corporate and Internet-based networks. If the role of Windows NT does not increase as we anticipate, or if it in any way decreases, our revenues would decline. In addition, if users do not accept Windows 2000, or if there is a wide acceptance of other existing or new operating systems that provide enhanced capabilities, our business would likely suffer.

Windows 2000 may not gain market acceptance if its launch is delayed beyond its expected release date. In addition, users of previous versions of Windows NT may decide to migrate to another operating system due to the delays or to improved functionality of some other vendor's operating system. Windows 2000 may address more of the needs of our customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. In addition, we cannot be sure that we will be able to successfully redevelop our products to work with Windows 2000 at the same or better levels of functionality than our products work with the current version of Windows NT. Even if we successfully develop products for Windows 2000, our customers may not choose our products for technical, cost, support or other reasons. If users of large corporate and Internet-based Windows 2000 networks do not widely adopt and purchase our products, our revenues and business will suffer.

IF OUR INTRODUCTION OF NEW SYSTEMS MANAGEMENT SOFTWARE PRODUCTS FOR WINDOWS 2000 IS NOT SUCCESSFUL, OUR REVENUES COULD DECLINE

We are currently expanding our OnePoint product suite to support the commercial release version of the Windows 2000 operating system, which has been announced by Microsoft but is not currently available. Our OnePoint product suite currently supports the current pre-release version of Windows 2000 Server. If we do not successfully develop, market and sell products that support the commercial release version of Windows 2000, our business and future operating results would suffer. In addition, we must introduce new versions of our products to support the commercial release version of Windows 2000 shortly after its release by Microsoft. If we fail to introduce our new products within a short time after the commercial release of Windows 2000, the delay may cause customers to forego purchases of our products and purchase those of our competitors.

WE DEPEND ON OUR MARKETING, PRODUCT DEVELOPMENT AND SALES RELATIONSHIP WITH MICROSOFT, AND IF THIS RELATIONSHIP SUFFERS, OUR CUSTOMERS WOULD LIKELY PURCHASE OTHER VENDORS' SYSTEMS MANAGEMENT SOFTWARE PRODUCTS

We believe that our success in penetrating our target markets depends in part on our ability to maintain our strategic marketing, product development and sales relationship with Microsoft. We believe our relationship with Microsoft is important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. If we are unable to maintain and enhance our existing relationship with Microsoft or develop a similar relationship with another major operating system vendor, we may have difficulty selling our products.

We rely heavily on our relationship with Microsoft and attempt to coordinate our product offerings with the future releases of Microsoft's operating systems, particularly the commercial release version of Windows 2000. Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements. We have entered into several agreements with Microsoft Corporation. For example in June 1999, Microsoft indicated its intention to use our Windows NT 4.0 to Windows 2000 migration tools in its Windows 2000 offerings, and we also work with Microsoft to provide coordinated technical support to Microsoft's enterprise customers. Federal and state regulatory authorities have recently initiated broad antitrust actions against Microsoft. We cannot predict to what extent these antitrust actions may affect our relationship with Microsoft, although these actions may narrow the scope of Windows NT sites and applications where Microsoft may incorporate our products designed to support Windows 2000.

RISKS RELATED TO OUR SALES EFFORTS

IF WE EXPERIENCE ANY INCREASE IN THE LENGTH OF OUR SALES CYCLE, OUR QUARTERLY OPERATING RESULTS COULD BECOME MORE UNPREDICTABLE AND OUR STOCK PRICE MAY DECLINE AS A RESULT

To date, our customers have taken an average of three months to evaluate our products. Our customers tend to deploy our products by purchasing licenses for one product at a time and for use with a small number of servers and clients. We anticipate that the sales cycle for other OnePoint products will be similar to the sales cycle we previously experienced for OnePoint Administrator products and OnePoint Operations Manager. If customers begin to evaluate our products for an enterprise-wide initial deployment, our sales cycle could lengthen and our license revenue and operating results might vary significantly from period to period. In addition, enterprise-wide initial deployments could also erode per-user license fees even though our average sales price might increase.

IF WE ARE UNABLE TO EXPAND OUR SALES OPERATIONS, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS

In order to increase market awareness and sales of our products, we will need to substantially expand our direct and indirect sales operations, both domestically and internationally. To date, we have relied primarily on our direct sales force to sell our products. Our products and maintenance require a sophisticated sales effort targeted at several people within our prospective customers' information technology departments. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales people is intense, and we might not be able to hire the kind and number of sales people we are targeting.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS IF WE DO NOT SUCCESSFULLY UTILIZE SYSTEMS INTEGRATORS OR CONSULTING SERVICE PROVIDERS IN OUR SELLING EFFORTS

To date, we have not yet significantly utilized systems integrators or consulting service providers in our selling efforts for our software products. We intend to explore relationships with systems integrators but have little or no experience negotiating agreements with systems integrators and consulting service providers, engaging in joint selling activities with systems integrators and consulting service providers or providing support to their end-user customers. Our business and sales may suffer if we fail to enter into agreements with systems integrators and/or consulting service providers or if we fail to successfully and profitably perform our obligations under those agreements. In addition, our revenue could decline if selling our products through systems integrators or consulting service providers results in lower margins per license and those sales replace a substantial portion of our direct sales.

IF WE ARE UNABLE TO EXPAND OUR CUSTOMER SERVICE AND SUPPORT ORGANIZATION, WE MAY NOT BE ABLE TO RETAIN OUR CUSTOMERS AND ATTRACT NEW CUSTOMERS

The complexity of distributed computing systems requires highly trained customer service and support personnel to assist the customer with installation and deployment. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Windows NT and Windows 2000 operating environments.

OUR EXPANSION TO INTERNATIONAL MARKETS COULD REDUCE OUR OPERATING MARGINS DUE TO THE HIGHER COSTS OF STATIONING EMPLOYEES ABROAD OR COMMISSIONS PAID TO FOREIGN DISTRIBUTORS TO MAKE IT PROFITABLE FOR THEM TO SELL OUR PRODUCTS

We must expand the number of distributors who sell our products or our direct international sales presence to increase our international sales. We may experience reduced operating margins if we incur the higher costs of stationing employees overseas without realizing corresponding improvements in international revenues. In addition, we cannot be certain that we will be able to attract distributors that market our products effectively or provide timely and cost-effective customer support and service. We cannot be certain that any distributor will continue to represent our products or that our distributors will devote a sufficient amount of effort and resources to selling our products in their territories. We may also experience lower operating margins due to the different cost structure of our direct sales model versus an indirect commission or discount based model if international revenue increases as a percentage of our total revenue.

To date, we have entered into agreements with only a small number of distribution partners and have only recently begun to employ direct sales staff outside North America. We are expanding our indirect distribution channels outside of North America. If we are unable to generate increased international sales through an indirect distribution model, we will incur higher personnel costs by hiring direct sales staff. We may not realize corresponding increases in revenue from a direct international sales staff, and our operating margins may decline. If we elect to establish more direct sales staff outside the United States, varying employment policies and regulations among countries may reduce our flexibility in managing headcount and, in turn, managing personnel-related expenses.

Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase international market demand for our products. We also expect that if we increase our sales in Europe, our operating results may be lower in our quarters ending September 30 due to the summer slowdown in Europe.

OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO EVALUATE, BECAUSE WE MAY CLOSE A LARGE NUMBER OF TRANSACTIONS IN A GIVEN QUARTER WITH THE EFFECT OF REDUCING SELLING OPPORTUNITIES IN THE FOLLOWING QUARTER OR BECAUSE THERE ARE FEWER SELLING OPPORTUNITIES IN THE SUMMER MONTHS

In the quarter ended September 30, 1998, our revenue and operating results were lower relative to the prior quarter. We believe this decline resulted from the substantial number of transactions our sales staff closed in the prior quarter, our fourth fiscal quarter, and because there were fewer selling opportunities in the summer months. If this seasonality were to continue in the future, our quarter to quarter operating results could be unpredictably affected.

OUR REVENUES MAY SUFFER IF CUSTOMERS DEMAND EXTENSIVE CONSULTING OR OTHER SUPPORT SERVICES WITH OUR SOFTWARE PRODUCTS BECAUSE WE DO NOT HAVE A CONSULTING STAFF AS OUR PRODUCTS ARE DESIGNED TO REQUIRE LITTLE EXTERNAL SUPPORT OR CONSULTING TO BE INSTALLED AND USED SUCCESSFULLY

Our products are designed to require little or no support from us to be implemented quickly and effectively by our customers. Many of our competitors offer extensive consulting services in addition to software products. If we introduced a product that required extensive consulting services for installation and use or if our customers wanted to purchase from a single vendor a menu of items that includes extensive consulting services, we would be required to change our business model. We would be required to hire and train consultants, outsource the consulting services or enter into a joint venture with another company that could provide those services. If these events were to occur, our revenue would likely suffer because customers would choose another vendor or we would incur the added expense of hiring and retaining consulting personnel.

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

If we fail to compete successfully in our highly competitive industry, including against some of Microsoft's products, our revenues may decline

We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. If we fail to retain and expand our customer base, our revenues could decline substantially.

We believe the principal factors that will draw end-users to a systems management software product include:

 .  depth of product functionality;

 .  ability to work natively with Windows NT and Windows 2000;

 .  scalability;

 . product quality and performance, conformance to industry standards, competitive price and customer support.

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and sales channels. Any pricing pressures or loss of market share resulting from our failure to compete effectively could reduce our revenue.

We also believe that Microsoft, or systems management software vendors, each of which are also currently competing with us, could enhance their products to include the functionality that we currently provide in our products. If these vendors include such functionality as standard features of their products, our software solutions could become obsolete. Even if the functionality of the standard features of these products is more limited than ours, we face a substantial risk that a significant number of customers would elect to keep this limited functionality rather than purchase additional software.

We may face competition in the future from established companies that have not previously entered the Windows NT systems management software market or from emerging software companies. Barriers to entry in the software market are relatively low. Increased competition may negatively affect our business and future operating results due to price reductions, higher selling expenses and a reduction in our market share.

OUR REVENUE COULD BE REDUCED IF OUR INDUSTRY CONSOLIDATES FURTHER OR OUR PRODUCTS ARE NOT COMPETITIVE WITH LARGER SUITES

Microsoft and systems management software vendors may not only develop their own systems management solutions, but they may also acquire or establish cooperative relationships with our current competitors, including smaller private companies. Because Microsoft and these vendors have significant financial and organizational resources available, they may be able to quickly penetrate the Windows NT systems management software market by leveraging the technology and expertise of smaller companies and utilizing their extensive distribution channels. We expect that the software industry and providers of systems management solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

OUR PRODUCTS MAY BECOME OBSOLETE IF OTHER VENDORS' PRODUCTS ARE NO LONGER COMPATIBLE WITH OURS OR OTHER VENDORS BUNDLE THEIR PRODUCTS WITH THOSE OF OUR COMPETITORS

Our ability to sell our products also depends, in part, on the compatibility of our products with other vendors' software and hardware products, particularly those provided by Microsoft. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other systems management products for promotional purposes. If that were to happen, our business and future operating results may suffer as we may be priced out of the market or no longer be able to offer commercially viable products.

WE MAY NOT SUCCEED IN DEVELOPING AND MARKETING NEW PRODUCTS FOR OUR ONEPOINT SUITE, AND OUR OPERATING MARGINS MAY DECLINE AS A RESULT

We are planning the release of additional products for our OnePoint suite that function with Windows NT and the commercial release version of Windows 2000. Developing these capabilities and other required features for the release of new products will require significant additional expenses and development resources. For example, we cannot be certain that our entry into the file administration segment of the systems management software market with our OnePoint Operations Manager or OnePoint File Administrator products will be successful or that our customers will widely accept and adopt these products.

RISKS RELATED TO OUR PRODUCTS' DEPENDENCE ON INTELLECTUAL PROPERTY

SYSTEMS MANAGEMENT SOFTWARE PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE DUE TO CHANGING OPERATING SYSTEM SOFTWARE AND NETWORK HARDWARE AND SOFTWARE CONFIGURATIONS, AND OUR PRODUCTS COULD BE RENDERED OBSOLETE BY NEW TECHNOLOGIES, SUCH AS WINDOWS 2000

The systems management software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. For example, our products will become obsolete if we do not develop and distribute products that operate with Windows 2000 and provide functionality beyond the native Windows 2000 functionality.

Client/server computing environments are inherently complex. As a result, we cannot accurately estimate the life cycles of our software products. New products and product enhancements can require long development and testing periods, which depend significantly on our ability to hire and retain increasingly scarce and technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new product releases could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that we will avoid similar delays in the future.

Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

OUR SOFTWARE PRODUCTS RELY ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS

Our success and ability to compete are substantially dependent upon our internally developed technology that is incorporated in the source code for our products. We protect our intellectual property through a combination of copyright, trade secret and trademark law. However, to date we have not registered any of our trademarks under applicable law. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to our source code and other intellectual property and the distribution of our software, documentation and other proprietary information. We believe that such measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. We license our software products primarily under shrink wrap licenses, which are licenses included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers and purport to take effect upon the opening of the product package. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our means of protecting our proprietary rights may be inadequate.

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS, AND WE MAY BE LIABLE FOR SIGNIFICANT DAMAGES

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

 .  be time-consuming to defend;

 .  result in costly litigation;

 .  divert our management's attention and resources;

 .  cause product shipment delays; or

 .  require us to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH AND CHANGE IN OUR BUSINESS AND OUR FAILURE TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS

We continue to increase the scope of our operations and have grown our headcount substantially. At June 30, 1998 we had a total of 92 employees, at June 30, 1999 we had a total of 163 employees and at September 30, 1999 we had a total of 193 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS DUE TO OUR LIMITED INTERNATIONAL EXPERIENCE

In the fiscal year ended June 30, 1999 and the three months ended September 30, 1999, customers outside North America accounted for 22% and 18% of our license revenue. We plan to increase our international sales activities, but we have no experience in developing foreign language translations of our products and little experience marketing and distributing our products internationally.

We conduct direct sales activities in England, France and Germany and indirect activities in Europe, Australia and Brazil. Our international operations are subject to other inherent risks, including:

 .  the impact of recessions in economies outside the United States;

 . greater difficulty in accounts receivable collection and longer collection periods;

 .  unexpected changes in regulatory requirements;

 .  difficulties and costs of staffing and managing foreign operations;

 .  reduced protection for intellectual property rights in some countries;

 .  potentially adverse tax consequences; and

 .  political and economic instability.


OUR REVENUE MAY BE EXPOSED TO EXCHANGE RATE FLUCTUATIONS, AND OUR PRODUCTS MAY NOT BE COMPETITIVE DUE TO EXCHANGE RATE INSTABILITY

Our international sales are generally denominated in the United States dollar. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect our future revenue from international sales. We may also be less competitive than a vendor whose products are sold in the local currency during times of exchange rate instability. We expect that if our international sales operations increase substantially, we will be required to price our products and pay our expenses in foreign currencies and may be subject to currency exchange risk.

WE HAVE COMPLETED OUR INITIAL ASSESSMENT OF OUR YEAR 2000 READINESS AND ANY YEAR 2000 PROBLEMS WITH OUR PRODUCTS OR OUR INTERNAL SYSTEMS AND SOFTWARE COULD RESULT IN THIRD PARTY CLAIMS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to determine whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

We have completed our initial assessment of our Year 2000 readiness. We have concluded our investigation and performed testing to determine whether each component of our OnePoint product suite and our products in development are Year 2000 compliant. Our software products operate in complex system environments and directly and indirectly interact with a number of other hardware and software systems. Despite the investigation and testing by us and our partners, our software products and the underlying systems and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in:

 .  delay or loss of revenue, cancellation of customer contracts;

 .  diversion of development resources;

 .  damage to our reputation;

 .  increased maintenance and warranty costs; and

 .  litigation costs,

any of which could adversely affect our business, financial condition and results of operations.

Despite investigation and testing by us, our internal systems and/or software may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our core business functions may be affected if our internal systems or software experience a material Year 2000 failure. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000 Readiness" for a description of our Year 2000 readiness efforts.

WE MUST CONTINUE TO HIRE AND RETAIN SALES AND RESEARCH AND DEVELOPMENT STAFF TO SUSTAIN OUR REVENUE GROWTH

We intend to hire a significant number of additional sales, support, marketing and research and development personnel in calendar 1999 and 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key sales, marketing and support personnel, particularly since we have experienced disruption from the turnover of senior management in the past. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel, and especially Thomas P. Bernhardt, one of our founders and our Chief Technology Officer. The loss of any of our key employees could adversely affect our business and slow our product development processes particularly since neither our Chief Executive Officer nor our Chief Financial Officer is bound by a noncompetition or nonsolicitation agreement. We do not have key person life insurance policies covering any of our employees.

To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could materially adversely affect our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO SPECIFICATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES AGAINST US

Because our software products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

 .  the loss of or delay in market acceptance and sales of our products;

 .  diversion of development resources;

 .  injury to our reputation; or

 .  increased maintenance and warranty costs.

These problems could harm our business and future operating results. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new versions and product update releases. To date none of these delays has materially affected our business. However, product errors or delays in the future could be material, including any product errors or delays associated with the introduction of our new products or the versions of our products that support Windows 2000. Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

Moreover, because our products administer critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business.

WE WILL FACE RISKS IF WE UNDERTAKE ACQUISITIONS

We may make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations.

These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Furthermore, we may use the proceeds of this offering, incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution. As of the date of this prospectus, we have no agreements or understandings regarding any future acquisitions.

RISKS RELATED OUR SECURITIES

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of software companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

OUR OFFICERS AND PERSONS AFFILIATED WITH OUR DIRECTORS INFLUENCE OUR BUSINESS AND HOLD A SUBSTANTIAL PORTION OF OUR STOCK AND COULD REJECT MERGERS OR OTHER BUSINESS COMBINATIONS THAT A STOCKHOLDER MAY BELIEVE ARE DESIRABLE

We anticipate that our directors, officers and individuals or entities affiliated with our directors will beneficially own approximately 32.0% of our outstanding common stock as a group after the proposed stock offering closes. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and mergers or other business combinations.

THE PROVISIONS OF OUR CHARTER DOCUMENTS MAY INHIBIT POTENTIAL ACQUISITION BIDS THAT A STOCKHOLDER MAY BELIEVE IS DESIRABLE, AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER AS A RESULT

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock.

Our charter documents contain anti-takeover devices including:

 .  only one of the three classes of directors is elected each year;

 .  the ability of our stockholders to remove directors without cause is limited;

 .  the right of stockholders to act by written consent has been eliminated;

 . the right of stockholders to call a special meeting of stockholders has been eliminated; and

 . a requirement of advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, DISCOURAGE MERGER OFFERS AND PREVENT CHANGES IN OUR MANAGEMENT

Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for our company. We are subject to the antitakeover provisions of the Delaware General Corporation Law, which regulate corporate acquisitions. Delaware law will prevent us from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the interested stockholder became an interested stockholder unless our board of directors or a supermajority of our uninterested stockholders agree. For purposes of Delaware law, a "business combination" includes a merger or consolidation involving us and the interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any holder beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the holder. Under Delaware law, a corporation may opt out of the foregoing antitakeover provisions. We do not intend to opt out of the antitakeover provisions of Delaware Law.

The substantial number of shares that will be eligible for sale in the near future could cause our common stock price to fall.

Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

WE MAY BE SUBJECT TO DAMAGES OR BE REQUIRED TO INDEMNIFY OUR OFFICERS AND DIRECTORS IF CURRENT LITIGATION BY ONE OF OUR STOCKHOLDERS IS DECIDED AGAINST OUR COMPANY, OUR OFFICERS OR DIRECTORS OR IF WE ENTER INTO A SETTLEMENT.

We received correspondence from Commerce Funding Corporation, one of our stockholders, alleging that we failed to give it proper notice of its right of first refusal with respect to the proposed resale of 250,000 shares of our stock by two of our stockholders. We filed a petition seeking a declaratory judgment that Mission Critical has no liability with respect to Commerce Funding Corporation's claims on July 1, 1999. On August 2, 1999, Mission Critical, our Chief Executive Officer and Chief Financial Officer were named as defendants in a complaint filed by Commerce Funding Corporation. The parties to these actions are now conducting discovery. We believe that Commerce Funding Corporation's claims are without merit and intend to vigorously defend the complaint. If Commerce Funding Corporation were to be awarded a judgment in its complaint or we were unable to obtain the relief we have requested, we would be required to indemnify our officers with respect to legal fees, pay our legal expenses and possibly those of Commerce Funding Corporation. In addition, even if Commerce Funding Corporation's claims are denied, this litigation could distract our officers and directors from the day to day management of our business and cause us to incur substantial legal expenses.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

Mission Critical Software did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 1999.

                              MISSION CRITICAL SOFTWARE, INC.
                              (Registrant)

                              /s/ MICHAEL S. BENNETT
                              ---------------------------------------
                              Michael S. Bennett
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                              /s/ STEPHEN E. ODOM
                              ---------------------------------------
                              Stephen E. Odom
                              Chief Operating Officer, Chief Financial Officer,
                                 and Secretary
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBITS

27.1  Financial Data Schedule