Form 10-Q
period 1999-12-31
MISSION CRITICAL SOFTWARE INC
filed 2000-02-10
CIK 1087194

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                      OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission file number: 000-26205


                        MISSION CRITICAL SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                    76-0622045
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


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

                                  Yes X    No

As of December 31, 1999 there were 16,470,277 shares of the Registrant's Common Stock outstanding.

                        MISSION CRITICAL SOFTWARE, INC.

                                   FORM 10-Q

                                     INDEX

                                                               Page No.

Index..........................................................    1

Part I - Financial Information.................................    2

 Item 1 - Financial Statements
   Condensed Balance Sheets....................................    2
   Statements of Operations....................................    3
   Statement of Stockholders' Equity (Deficit).................    4
   Statements of Cash Flows....................................    5
   Notes to Condensed Financial Statements.....................    6

 Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................   10

 Item 3 - Quantitative and Qualitative Disclosures About
   Market Risk.................................................   22

Part II - Other Information....................................   23

 Item 1 - Legal Proceedings....................................   23

 Item 2 - Changes In Securities and Use of Proceeds............   23

 Item 3 - Defaults Upon Senior Securities......................   23

 Item 4 - Submission of Matters to a Vote of Security Holders..   24

 Item 5 - Other Information....................................   24

 Item 6 - Exhibits and Reports on Form 8-K.....................   40

Signatures.....................................................   41

Index to Exhibits..............................................   42

PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS
                        MISSION CRITICAL SOFTWARE, INC.

                           CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                       JUNE 30,                  DECEMBER 31,
                                                                         1999                        1999
                                                                     ------------               --------------
                                                                                                  (UNAUDITED)
                             ASSETS
Current assets:
Cash and cash equivalents                                                 $11,031                     $178,705
Receivables, net                                                            3,299                        3,771
Other current assets                                                          758                          611
                                                                        ---------                   ----------
   Total current assets                                                    15,088                      183,087
Property and equipment, net                                                 2,048                        3,780
Acquired technology, net                                                      607                          463
Other assets                                                                   43                           50
                                                                        ---------                   ----------
   Total assets                                                           $17,786                     $187,380
                                                                        =========                   ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                          $   918                     $  1,180
Accrued liabilities                                                         5,429                        6,594
Short-term borrowings                                                         265                          197
Deferred revenue                                                            4,300                        6,800
                                                                        ---------                   ----------
   Total current liabilities                                               10,912                       14,771
Deferred revenue, less current portion                                        838                          265
Long-term notes payable, less current maturities                               81
                                                                        ---------                   ----------
   Total liabilities                                                       11,831                       15,036
Redeemable convertible preferred stock, Series A, $0.001 par value, 868,650 and no shares authorized and outstanding,
 respectively                                                                 179

Redeemable convertible preferred stock, Series B, $0.001 par value, 2,650,000 and no shares authorized and outstanding,
 respectively                                                               2,650

Redeemable convertible preferred stock, Series C, $0.001 par value, 3,450,000 and no shares authorized and outstanding,
 respectively                                                              10,350

                 STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized,
 3,307,511 and 16,470,277 shares outstanding, respectively                      3                           16
Additional paid-in capital                                                  3,290                      179,317
Deferred stock compensation                                                (2,315)                      (1,359)
Accumulated deficit                                                        (8,202)                      (5,630)
                                                                        ---------                   ----------
   Total stockholders' equity (deficit)                                    (7,224)                     172,344
                                                                        ---------                   ----------
   Total liabilities and stockholders' equity (deficit)                   $17,786                     $187,380
                                                                        =========                   ==========

   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                THREE MONTHS                                 SIX MONTHS
                                                                    ENDED                                      ENDED
                                                                DECEMBER 31,                                DECEMBER 31,
                                                          1998                  1999                1998                  1999
                                                     --------------      --------------     -----------------      ----------------
                                                                 (UNAUDITED)                               (UNAUDITED)
Revenue:
 License                                                     $4,744             $ 8,521               $ 8,796              $15,963
 Maintenance                                                    760               1,921                 1,373                3,499
                                                     --------------      --------------     -----------------    -----------------
 Total revenues                                               5,504              10,442                10,169               19,462
                                                     --------------      --------------     -----------------    -----------------
Cost of revenue:
 Cost of license                                                 96                  61                   192                  151
 Cost of maintenance                                            215                 346                   441                  602
                                                  -----------------      --------------     -----------------    -----------------
 Total cost of revenue                                          311                 407                   633                  753
                                                  -----------------      --------------     -----------------    -----------------
   Gross margin                                               5,193              10,035                 9,536               18,709
                                                  -----------------      --------------     -----------------    -----------------
Operating expenses:
 Sales and marketing                                          2,912               5,601                 5,391               10,375
 Research and development                                     1,418               2,422                 2,641                4,583
 General and administrative                                     621               1,007                 1,197                1,965
 Amortization of deferred stock compensation                     46                 231                    78                  521
 Abandoned lease recovery                                                                                                     (295)
                                                  -----------------      --------------     -----------------    -----------------
 Total operating expenses                                     4,997               9,261                 9,307               17,149
                                                  -----------------      --------------     -----------------    -----------------
   Operating income                                             196                 774                   229                1,560
                                                  -----------------      --------------     -----------------    -----------------
Interest income                                                  92               1,056                   150                1,476
Interest expense                                                (13)                 (4)                  (32)                 (13)
Other income, net                                                 1                   3                     5                    4
                                                  -----------------      --------------     -----------------    -----------------
Income before income taxes                                      276               1,829                   352                3,027
Income tax expense                                                                  275                                        455
                                                  -----------------      --------------     -----------------    -----------------
Net income                                                      276               1,554                   352                2,572
Increase in dividends in arrears on redeemable
 convertible preferred stock                                   (264)                                     (528)
                                                  -----------------      --------------     -----------------    -----------------
Net income (loss) applicable to common
 stockholders                                                $   12             $ 1,554               $  (176)             $ 2,572
                                                  =================      ==============     =================    =================

Earnings (loss) per common share:
 Basic                                                        $0.00               $0.10                $(0.07)               $0.20
 Diluted                                                      $0.00               $0.08                $(0.07)               $0.15

   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)
                       (in thousands, except share data)


                         COMMON STOCK           ADDITIONAL        DEFERRED
                 -------------------------       PAID-IN            STOCK          ACCUMULATED
                      NUMBER        AMOUNT       CAPITAL        COMPENSATION         DEFICIT           TOTAL
                 -------------     --------     ----------      -------------      -----------       ---------
Balance at June
 30, 1999            3,307,511         $ 3        $  3,290           $(2,315)          $(8,202)       $ (7,224)
Amortization of
 deferred stock                                                          956                               956
 compensation
Common stock
 issued upon
 exercise of
 stock options
 including tax
 benefit               538,283           1           1,212                                               1,213
Common stock
 issued upon
 exercise of
 stock warrants        243,333                         316                                                 316
Common stock
 issued in
 initial public
 offering, net       3,312,500           3          47,486                                              47,489
Conversion of
 preferred stock     6,968,650           7          13,172                                              13,179
Common stock
 issued in
 secondary
 offering, net       2,100,000           2         113,841                                             113,843
Net income                                                                               2,572           2,572
                   -----------     --------      ----------         ---------          --------       --------
Balance at
 December 31,
 1999               16,470,277         $16        $179,317           $(1,359)          $(5,630)       $172,344
                   ===========     ========      =========          ========           =======        ========



   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                 ---------------------------------------
                                                                       1998                    1999
                                                                 ---------------      ------------------
                                                                               (UNAUDITED)

Cash flows from operating activities:
 Net income                                                               $  352                $  2,572
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           415                     569
     Noncash compensation expense                                             78                     956
     Gain on disposal of assets                                               (1)
 Changes in operating assets and liabilities:
     Accounts receivable                                                   1,427                    (472)
     Prepaid and other current assets                                         86                     147
     Other assets                                                             80                      (7)
     Accounts payable                                                         89                     262
     Accrued liabilities and other                                         1,084                   1,286
     Deferred revenue                                                      1,040                   1,927
                                                                 ---------------      ------------------
Net cash provided by operating activities                                  4,650                   7,240

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                  6                      27
 Purchase of property and equipment                                         (301)                 (2,305)
                                                                 ---------------      ------------------
Net cash used in investing activities                                       (295)                 (2,278)

Cash flows from financing activities:
 Proceeds from initial stock offering, net                                                        47,489
 Proceeds from secondary stock offering, net                                                     113,843
 Proceeds from exercise of stock options, including
  related tax benefits                                                       141                   1,213

 Proceeds from exercise of warrants, net                                                             316
 Payments on long-term debt                                                 (129)                   (322)
 Repayment of capital lease                                                   (4)                    (24)
 Proceeds from short-term borrowings                                                                 197
 Repayment of short-term borrowings                                         (275)
                                                                 ---------------      ------------------
Net cash provided by (used in) financing activities                         (267)                162,712
                                                                 ---------------      ------------------
 Net increase in cash and cash equivalents                                 4,088                 167,674
                                                                 ---------------      ------------------
Beginning cash and cash equivalents                                        4,575                  11,031
                                                                 ---------------      ------------------
Ending cash and cash equivalents                                          $8,663                $178,705
                                                                 ===============      ==================

   The accompanying notes are an integral part of these financial statements.

                        MISSION CRITICAL SOFTWARE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               December 31, 1999
                                  (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements for the year ended June 30, 1999 which are included in the Company's Registration Statement on Form S-1, as amended, (Registration No. 333-89635).

2. STOCKHOLDERS' EQUITY

In the period July 1, 1999 through December 31, 1999, options to purchase 538,283 shares of common stock at exercise prices of $0.50 to $15.00 per share were exercised. At December 31, 1999, there were options outstanding to purchase 4,161,537 shares of common stock.

On November 10, 1999, the Company sold 2,100,000 shares of its common stock and existing stockholders of the Company sold 2,500,000 shares of common stock pursuant to a Registration Statement on Form S-1, as amended, (Registration No. 333-89635) as filed with the Securities and Exchange Commission and declared effective on November 10, 1999.

For the periods ended December 31, 1998 and 1999, comprehensive income was the same as net income.

3. INCOME TAXES

The provision for income tax expense for the three and six months ended December 31, 1999 was 15% of pre-tax income. The difference in the effective rate versus the statutory U.S. tax rate is primarily due to the impact of tax benefits associated with the anticipated utilization of net operating loss carryforwards during fiscal 2000. The net operating loss carryforwards begin to expire in 2012 and may be subject to various IRS code limitations.

During the three months ended December 31, 1999, employees exercised stock options and sold the related shares generating approximately $6.0 million in tax benefits for the Company. At December 31, 1999, approximately $430,000 of the tax benefits resulting from stock option exercises and sales were realized by the Company and accordingly, the Company recorded a decrease in income taxes payable and an increase in additional paid-in capital for such amount. A full valuation allowance has been recorded for the remaining unutilized tax benefits, including net operating loss carryforwards, due to the uncertainty of the Company's ability to recognize the future benefits of such amounts.

The Company did not record a provision for income taxes in the three or six month periods ended December 31, 1998, because it had generated net operating loss carryforwards of approximately $3.5 million since the Company's inception. A full valuation allowance was recorded due to the uncertainty of its ability to recognize the future benefits of such losses.

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

The following table presents the calculation of basic and diluted net income
(loss) per share and pro forma basic and diluted net income per share (in thousands, except share and per share data):

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       DECEMBER 31,                        DECEMBER 31,
                                                 1998               1999               1998             1999
                                             -------------      -------------      -----------   ----------------
Net income                                   $       276        $     1,554        $       352      $     2,572
Increase in dividends in arrears on
 redeemable convertible preferred stock             (264)                                 (528)
                                             -----------        -----------        -----------      -----------
Net income (loss) applicable to common
 stockholders                                $        12        $     1,554        $      (176)     $     2,572
                                             ===========         ==========        ===========       ==========
Pro forma net income applicable to common
 stockholders                                $       276                           $       352
                                             ===========                           ===========
Shares used in computing:
 Basic net income (loss) per share             2,678,188         15,277,509          2,613,963       12,658,534
                                             ===========         ==========        ===========       ==========
 Diluted net income (loss) per share           5,315,190         18,856,716          2,613,963       17,381,989
                                             ===========         ==========        ===========       ==========
 Pro forma basic net income per share          9,646,838                             9,582,613
                                             ===========                           ===========
 Pro forma diluted net income per share       12,283,840                            12,382,936
                                             ===========                           ===========

Computation of:
 Basic net income (loss) per share
  applicable to common stockholders          $      0.00         $     0.10        $     (0.07)      $     0.20
                                             ===========         ==========        ===========       ==========
 Diluted net income (loss) per share
  applicable to common stockholders          $      0.00         $     0.08        $     (0.07)      $     0.15
                                             ===========         ==========        ===========       ==========
 Pro forma basic net income per share        $      0.03                           $      0.04
                                             ===========                           ===========
 Pro forma diluted net income per share      $      0.02                           $      0.03
                                             ===========                           ===========

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in August 1999. Accordingly, a pro forma calculation for the three and six month periods ended December 31, 1998 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented.

5. SEGMENT REPORTING

Effective July 1, 1998, the Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The adoption of SFAS 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities to be in a single segment.

6. LITIGATION

The Company received correspondence from Commerce Funding Corporation, one of its stockholders, alleging that the Company failed to give it proper notice of its right of first refusal with respect to the proposed resale of 250,000 shares of its common stock by two of its stockholders. The Company filed a petition on July 1, 1999 seeking a declaratory judgment that the Company had no liability with respect to Commerce Funding Corporation's claims. On August 2, 1999, the Company, its Chief Executive Officer and Chief Financial Officer were named as defendants in a complaint filed by Commerce Funding Corporation. On December 8, 1999, the parties to these actions entered into a Settlement Agreement and resolved all claims against each other. Total litigation costs to the Company were approximately $250,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in
Part II, Item 5 under "Factors that May Affect Future Results" and elsewhere in, or incorporated by reference into, this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terms. It is important that the discussion below be read together with the attached condensed financial statements and the notes thereto.

OVERVIEW

We provide systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. Our OnePoint product suite is designed to improve the reliability, performance and security of even the most complex computing environments by simplifying and automating key systems management functions. Our products can be deployed quickly, are based on an open and extensible architecture and are easy to use.

We derive our revenue from the sale of software product licenses and maintenance. Currently, all of our product license revenue is derived from our OnePoint suite and principally our OnePoint Administrator products. In the three months ended December 31, 1999, sales of OnePoint Administrator products accounted for approximately 80% of our license revenue, respectively. We expect that these products will continue to account for a large portion of our license revenue for the foreseeable future.

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

Total revenue was $10.4 million in the three months ended December 31, 1999, attributable primarily to sales in North America. In the three months ended December 31, 1999, license revenue attributable to sales outside of North America accounted for approximately 23% of our total license revenue. We plan to expand our international operations significantly as we believe international markets represent a significant growth opportunity. Consequently, we anticipate that international revenue will increase as a percentage of total revenue in the future. If international revenue continues to increase as a percentage of total revenue, we may experience a corresponding increase in cost of sales, because of higher personnel costs for overseas locations and commission expenses related to distributions that may impact our operating results. Our sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is minimal. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

In the three months ended December 31, 1999, maintenance revenue comprised 18% of our total revenue. We expect maintenance revenue to continue to increase as a percentage of total revenue if our number of customers increases and if the number of customers entering into annual maintenance agreements increases. If maintenance revenue increases as a percentage of total revenue, our gross margin as a percentage of total revenue will decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

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

During fiscal 1999, we recorded deferred stock compensation of $2.8 million in connection with certain stock option grants. We amortize deferred stock compensation over the vesting period of the related award. We record this amortization as a noncash expense in accordance with Accounting Principles Board Opinion No. 25. This charge included $475,000 related to stock option grants to three former directors. These directors resigned from our board of directors in the quarter ended June 30, 1999 and became consultants. In the three months ended September 30, 1999, the Board of Directors vested these options in full. We consequently recognized the remaining $436,000 of deferred stock compensation during the quarter ended September 30, 1999. Such compensation expense was allocated to sales and marketing, research and development, and general and administrative expenses.

We had 206 employees at December 31, 1999, a substantial increase from 100 at December 31, 1998. This rapid growth has placed significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel or our management otherwise fails to manage our expansion effectively, we would experience a decline in our revenue and operating results.

In August 1999, the Company issued 3,312,500 shares of its common stock in connection with its initial public offering at a per share price of $16.00 per share. Immediately prior to the closing of the offering, all outstanding shares of redeemable convertible preferred stock were converted to 6,968,650 shares of common stock.

On November 10, 1999, we sold 2,100,000 shares in a public offering pursuant to an effective Registration Statement with the Securities and Exchange Commission. Our existing stockholders sold 2,500,000 shares in the offering. We raised $113.8 million, net of related costs including the underwriters discounts and commissions. We did not receive any of the proceeds of the sale of shares by the selling stockholders.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations expressed as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                      THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                                                         1998                 1999                 1998                1999
                                                  ---------------      ---------------      --------------      --------------

Revenue:
 License                                                     86.2%                81.6%               86.5%               82.0%
 Maintenance                                                 13.8                 18.4                13.5                18.0
                                                  ---------------      ---------------      --------------      --------------
Total revenue                                               100.0                100.0               100.0               100.0

Cost of revenue:
 Cost of license                                              1.7                  0.6                 1.9                 0.8
 Cost of maintenance                                          3.9                  3.3                 4.3                 3.1
                                                  ---------------      ---------------      --------------      --------------
Total cost of revenue                                         5.6                  3.9                 6.2                 3.9
                                                  ---------------      ---------------      --------------      --------------

Gross margin                                                 94.4                 96.1                93.8                96.1

Operating expenses:
 Sales and marketing                                         52.9                 53.7                53.0                53.3
 Research and development                                    25.8                 23.2                26.0                23.5
 General and administrative                                  11.3                  9.6                11.7                10.1
 Amortization of deferred stock compensation                  0.8                  2.2                 0.8                 2.7
 Abandoned lease recovery                                                                                                 (1.5)
                                                  ---------------      ---------------      --------------      --------------
Total operating expenses                                     90.8                 88.7                91.5                88.1
                                                  ---------------      ---------------      --------------      --------------
Operating income                                              3.6                  7.4                 2.3                 8.0
Other income, net                                             1.4                 10.1                 1.2                 7.5
                                                  ---------------      ---------------      --------------      --------------
Income  before income taxes                                   5.0                 17.5                 3.5                15.5
Income tax expense                                                                 2.6                                     2.3
                                                  ---------------      ---------------      --------------      --------------
Net income                                                    5.0%                14.9%                3.5%               13.2%
                                                  ===============      ===============      ==============      ==============

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

Revenue

Our revenue was $5.5 million and $10.4 million for the three months ended December 31, 1998 and 1999, respectively, representing an increase of $4.9, million or 90%. This increase was attributable to additional sales to our existing customers, as well as an increase in our customer base. In the three months ended December 31, 1999, approximately 78% of our license revenue was derived from additional purchases by existing customers.

License. License revenue was $4.7 million and $8.5 million for the three months ended December 31, 1998 and 1999, respectively. License revenue represented 86.2% and 81.6% of total revenue for the three months ended December 31, 1998 and 1999, respectively. License revenue increased 80% from the three months ended December 31, 1998 to the three months ended December 31, 1999. The increase in license revenue in absolute dollars was primarily attributable to increased unit sales of our products. The decrease of license revenue as a percentage of total revenue was primarily due to an increase in first year maintenance sold with the product licenses and, to a lesser extent, the number of renewal maintenance agreements purchased.

Maintenance. Maintenance revenue was $760,000 and $1.9 million for the three months ended December 31, 1998 and 1999, respectively. Maintenance revenue represented 13.8% and 18.4% of total revenue for the three months ended December 31, 1998 and 1999, respectively. Maintenance revenue increased 153% from the three months ended December 31, 1998 to the three months ended December 31, 1999. This increase resulted primarily from the growth in software license revenue, as new software licenses are generally sold with one year of maintenance, and, to a lesser extent, renewals of maintenance agreements by existing customers.

Cost of Revenue

License. License costs consist primarily of the amortization of acquired technology and to a lesser extent the expenses incurred to manufacture, package and ship our products. License costs were $96,000 and $61,000 in the three months ended December 31, 1998 and 1999, respectively. License costs represented 2.0% and 0.7% of license revenue in the three months ended December 31, 1998 and 1999, respectively. Acquired technology is being expensed over periods ranging from three to five years. The 36.5% decrease in absolute dollars was attributable to a reduction in amortization cost as acquired technology became fully amortized. The decrease as a percentage of revenue was primarily a result of increased growth of revenue in relation to amortization expense for acquired technology. We expect license costs to decrease in the future due to the reduction in amortization expense as acquired technology becomes fully amortized.

Maintenance. Maintenance costs include salary expense and other related costs for our technical support. Maintenance costs were $215,000 and $346,000 in the three months ended December 31, 1998 and 1999, respectively. Maintenance costs represented 28.3% and 18.0% of maintenance revenue in the three months ended December 31, 1998 and 1999, respectively. The 60.9% increase in absolute dollars was attributable to the increase of our average headcount from 9 to 15 in our technical support department. The decrease in maintenance costs as a percentage of maintenance revenue was primarily attributable to increased growth of revenue in relation to maintenance costs and increased utilization of our technical support staff. We expect maintenance costs to increase in the future as we continue to expand our customer base.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, payroll taxes and employee benefits as well as travel, entertainment and discretionary marketing expenses. Sales and marketing expenses were $2.9 million and $5.6 million in the three months ended December 31, 1998 and 1999, respectively. Sales and marketing expenses represented 52.9%, and 53.7% of total revenue in the three months ended December 31, 1998 and 1999, respectively. The increases in the absolute dollar level of sales and marketing expenses were primarily due to increases in sales and marketing personnel, which increased from 48 as of December 31, 1998 to 108 at December 31, 1999 and commission expense as a result of our revenue growth. To a lesser extent, increases in marketing expenditures for tradeshows and marketing brochures and related materials also contributed to the absolute dollar increases. Discretionary marketing expense for the three months ended December 31, 1999 increased 53% from the three months ended December 31, 1998 as compared to our revenue increases of 90% for the same respective periods. We expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel.

Research and Development Expenses. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and other costs attributable to research and development activities. Research and development expenses were $1.4 million and $2.4 million in the three months ended December 31, 1998 and 1999, respectively. Research and development expenses represented 25.8% and 23.2% of total revenue in the three months ended December 31, 1998 and 1999, respectively. The increases in the absolute dollar level of research and development expense were attributable to recruiting costs, salaries and benefits associated with hiring of additional research and development staff, which increased from 28 as of December 31, 1998, to 64 at December 31, 1999. To a lesser extent, the absolute dollar level of research and development expense increased as a result of additional infrastructure, such as office space, computer equipment and development software to support these employees. The infrastructure cost increased by 84% from the three months ended December 31, 1998 to the three months ended December 31, 1999 compared to an overall increase in research and development expense of 71% for the same respective periods. The declines in research and development expense as a percentage of total revenue reflected the increase of revenue at a faster rate than the increase in research and development expenses. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop new OnePoint products and to develop products for Windows 2000 Server.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and certain non-allocable administrative costs. General and administrative expenses were $621,000 and $1.0 million in the three months ended December 31, 1998 and 1999, respectively. General and administrative expenses represented 11.3% and 9.6% of total revenue in the three months ended December 31, 1998 and 1999, respectively. The absolute dollar increase was primarily related to approximately $250,000 in legal costs associated with the settlement of the Commerce Funding Corporation lawsuit and the recruiting costs, salaries and benefits associated with the hiring of additional administrative personnel to support our increased sales, marketing and development activities. General and administrative personnel increased from 15 as of December 31, 1998 to 21 at December 31, 1999. The decreases in general and administrative expenses as a percentage of total revenue reflected increased absorption of fixed costs over a larger revenue base. We expect general and administrative expenses to increase as we expand our infrastructure and incur additional costs as a result of being a public company.

Amortization of Deferred Stock Compensation. We amortized approximately $46,000 and $231,000 of deferred employee stock compensation in the three months ended December 31, 1998 and 1999, respectively. We expect to amortize the remaining $1.4 million of deferred stock compensation through fiscal 2003.

Other Income, Net

Other income, net is generated primarily from the interest earned on cash and cash equivalents. Other income, net was $80,000 and $1.1 million in the three months ended December 31, 1998 and 1999, respectively. The growth in other income, net was primarily the result of increased cash and cash equivalent balances from the proceeds of our initial and secondary public offerings.

Income Taxes

We did not record a provision for income taxes in the three months ended December 31, 1998, because we had generated net operating loss carryforwards of approximately $3.5 million since our inception. A full valuation allowance was recorded due to the uncertainty of our ability to recognize the future benefits of such losses. Our net operating loss carryforwards begin to expire in 2012. In the future, our utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change regulations contained in the Internal Revenue Code of 1986 and similar state provisions. These annual limitations may result in the expiration of the net operating loss carryforwards and other tax credits before we are able to use them.

The provision for income tax expense for the three months ended December 31, 1999 was $275,000, or 15% of pre-tax income. The difference in the effective rate versus the statutory U.S. tax rate is primarily due to the impact of tax benefits associated with the anticipated utilization of net operating loss carryforwards during fiscal 2000.

During the three months ended December 31, 1999, employees exercised stock options and sold the related shares generating approximately $6.0 million in tax benefits for the Company. At December 31, 1999, approximately $430,000 of the tax benefits resulting from stock option exercises and sales were realized by the Company and accordingly, the Company recorded a decrease in income taxes payable and an increase in additional paid-in capital for such amount. A full valuation allowance has been recorded for the remaining unutilized tax benefits, including net operating loss carryforwards, due to the uncertainty of the Company's ability to recognize the future benefits of such amounts.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenue

Our revenue was $10.2 million and $19.5 million for the six months ended December 31, 1998 and 1999, respectively, representing an increase of $9.3 million, or 91%. This increase was attributable to additional sales to our existing customers, as well as an increase in our customer base.

License. License revenue was $8.8 million and $16.0 million for the six months ended December 31, 1998 and 1999, respectively. License revenue represented 86.5% and 82.0% of total revenue for the six months ended December 31, 1998 and 1999, respectively. License revenue increased 81% from the six months ended December 31, 1998 to the six months ended December 31, 1999. The increase in license revenue in absolute dollars was primarily attributable to increased unit sales of our products. The decrease of license revenue as a percentage of total revenue was primarily due to an increase in first year maintenance sold with the product licenses and, to a lesser extent, the number of renewal maintenance agreements purchased.

Maintenance. Maintenance revenue was $1.4 and $3.5 million for the six months ended December 31, 1998 and 1999, respectively. Maintenance revenue represented 13.5% and 18.0% of total revenue for the six months ended December 31, 1998 and 1999, respectively. Maintenance revenue increased 155% from the six months ended December 31, 1998 to the six months ended December 31, 1999. This increase resulted primarily from the growth in software license revenue, as new software licenses are generally sold with one year of maintenance, and, to a lesser extent, renewals of maintenance agreements by existing customers.

Cost of Revenue

License. License costs were $192,000 and $151,000 in the six months ended December 31, 1998 and 1999, respectively. License costs represented 2.2% and 1.0% of license revenue in the six months ended December 31, 1998 and 1999, respectively. The 21.4% decrease in absolute dollars was attributable to a reduction in amortization cost as acquired technology became fully amortized. The decrease as a percentage of revenue was primarily a result of increased growth of revenue in relation to amortization expense for acquired technology. We expect license costs to decrease in the future due to the reduction in amortization expense as acquired technology becomes fully amortized.

Maintenance. Maintenance costs were $441,000 and $602,000 in the six months ended December 31, 1998 and 1999, respectively. Maintenance costs represented 32.1% and 17.2% of maintenance revenue in the six months ended December 31, 1998 and 1999, respectively. The 36.5% increase in absolute dollars was attributable to the increase of our average headcount. The decrease in maintenance costs as a percentage of maintenance revenue was primarily attributable to increased growth of revenue in relation to maintenance costs and increased utilization of our technical support staff. We expect maintenance costs to increase in the future as we continue to expand our customer base.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $5.4 million and $10.4 million in the six months ended December 31, 1998 and 1999, respectively. Sales and marketing expenses represented 53.0%, and 53.3% of total revenue in the six months ended December 31, 1998 and 1999, respectively. The increases in the absolute dollar level of sales and marketing expenses were primarily due to increases in sales and marketing personnel and commission expense as a result of our revenue growth. To a lesser extent, increases in marketing expenditures for tradeshows and marketing brochures and related materials also contributed to the absolute dollar increases. Discretionary marketing expense for the six months ended December 31, 1999 increased 39% from the six months ended December 31, 1998 as compared to our revenue increases of 91% for the same respective periods. We expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel.

Research and Development Expenses. Research and development expenses were $2.6 million and $4.6 million in the six months ended December 31, 1998 and 1999, respectively. Research and development expenses represented 26.0% and 23.5% of total revenue in the six months ended December 31, 1998 and 1999, respectively. The increases in the absolute dollar level of research and development expense were attributable to recruiting costs, salaries and benefits associated with hiring of additional research and development staff. To a lesser extent, the absolute dollar level of research and development expense increased as a result of additional infrastructure, such as office space, computer equipment and development software to support these employees. The infrastructure cost increased by 86% from the six months ended December 31, 1998 to the six months ended December 31, 1999 compared to an overall increase in research and development expense of 74% for the same respective periods. The declines in research and development expense as a percentage of total revenue reflected the increase of revenue at a faster rate than the increase in research and development expenses. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop new OnePoint products and to develop products for Windows 2000 Server.

General and Administrative Expenses. General and administrative expenses were $1.2 and $2.0 million in the six months ended December 31, 1998 and 1999, respectively. General and administrative expenses represented 11.7% and 10.1% of total revenue in the six months ended December 31, 1998 and 1999, respectively. The absolute dollar increase was primarily related to approximately $200,000 in consulting costs associated with vesting of deferred stock compensation, $250,000 in legal fees associated with the settlement of the Commerce Funding Corporation lawsuit and costs associated with expansion and relocation of our facilities and related infrastructure and the recruiting costs, salaries and benefits associated with the hiring of additional administrative personnel to
support our increased sales, marketing and development activities.   The
decreases in general and administrative expenses as a percentage of total revenue reflected increased absorption of fixed costs over a larger revenue base. We expect general and administrative expenses to increase as we expand our infrastructure and incur additional costs as a result of being a public company.

Amortization of Deferred Stock Compensation. We amortized approximately $78,000 and $521,000 of deferred employee stock compensation in the six months ended December 31, 1998 and 1999, respectively. We expect to amortize the remaining $1.4 million of deferred stock compensation through fiscal 2003.

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

Other Income, Net

Other income, net was $123,000 and $1.5 million in the six months ended December 31, 1998 and 1999, respectively. The growth in other income, net was primarily the result of increased cash and cash equivalent balances from the proceeds of our initial and secondary public offerings.

Income Taxes

We did not record a provision for income taxes in the six months ended December 31, 1998, because we had generated net operating loss carryforwards of approximately $3.5 million since our inception. A full valuation allowance was recorded due to the uncertainty of our ability to recognize the future benefits of such losses. Our net operating loss carryforwards begin to expire in 2012. In the future, our utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change regulations contained in the Internal Revenue Code of 1986 and similar state provisions. These annual limitations may result in the expiration of the net operating loss carryforwards and other tax credits before we are able to use them.

The provision for income tax expense for the six months ended December 31, 1999 was $455,000, or 15% of pre-tax income. The difference in the effective rate versus the statutory U.S. tax rate is primarily due to the impact of tax benefits associated with the anticipated utilization of net operating loss carryforwards during fiscal 2000.

During the three months ended December 31, 1999, employees exercised stock options and sold the related shares generating approximately $6.0 million in tax benefits for the Company. At December 31, 1999, approximately $430,000 of the tax benefits resulting from stock option exercises and sales were realized by the Company and accordingly, the Company recorded a decrease in income taxes payable and an increase in additional paid-in capital for such amount. A full valuation allowance has been recorded for the remaining unutilized tax benefits, including net operating loss carryforwards, due to the uncertainty of the Company's ability to recognize the future benefits of such amounts.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from license and maintenance revenue received from inception to December 31, 1999 and the proceeds of approximately $162.8 million from the sale of common stock and the exercise of stock options and warrants. At December 31, 1999, we had cash and cash equivalents of $178.7 million. As of December 31, 1999, we had an accumulated deficit of $5.6 million and working capital of $175.1 million, net of a short-term component of deferred revenue of $6.8 million.

Our operating activities provided net cash of $7.2 million in the six months ended December 31, 1999, primarily due to increased revenue, improved accounts receivable collection efforts, interest earned on cash deposits and increased liabilities. The increase in liabilities for the six months ended December 31, 1999 was primarily due to increases in deferred maintenance and accrued liabilities. Deferred maintenance increases are due to higher revenues which typically include initial maintenance and increased amounts of renewal maintenance due to larger amount of cumulative licenses revenue. Accrued liabilities increases related to payroll withholdings associated with our Employee Stock Purchase Plan.

Our investing activities used net cash of $2.3 million in the six months ended December 31, 1999, consisting primarily of net purchases of property and equipment.

Our financing activities provided cash of $162.7 million in the six months ended December 31, 1999, consisting primarily of net proceeds from our initial and secondary public offerings.

We anticipate spending at least $1.1 million for office lease payments and approximately $3.0 million for capital expenditures over the next 12 months. We expect capital expenditures to increase over the next several years as we expand facilities and acquire equipment to support our planned expansion in sales and marketing and research and development.

In November 1999, Mission Critical Software completed the sale of 4,600,000 shares of Common Stock, including 2,500,000 shares on behalf of selling stockholders, at a per share price of $57.00 in a firm commitment underwritten public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-89635), which the Securities and Exchange Commission declared effective on November 10, 1999.

Mission Critical Software realized net proceeds from the offering of approximately $113.8 million after deducting the underwriting discounts and expenses of the offering, including legal, accounting, printing, filing and other fees. Mission Critical Software is currently investing the net offering proceeds in interest-bearing, investment-grade securities for future use as additional working capital.

In January 1998, we obtained a revolving credit facility of $3.0 million from a commercial bank. We renewed this credit facility in March 1999 and it expires on February 5, 2000. We are in the process of renewing this facility in its present form. Borrowings under the credit facility bear interest at the bank's prime rate. Under the terms of the loan agreement, all borrowings are collateralized by substantially all of our assets, and we must maintain certain financial ratios and comply with other covenants. There was $197,000 outstanding at December 31, 1999. We were in compliance with all covenants as of December 31, 1999, but we cannot assure you that we will be able to continue to comply with our loan covenants in the future.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. We believe that our current cash and investment balances and any cash generated from operations and from available or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot ensure that such funding, if needed, will be available to us on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our failure could have a negative impact on our operating results and financial condition.

YEAR 2000 UPDATE

Our products. We have completed a review of the current versions of our products to determine Year 2000 compliance. We have reviewed the software code for each of these applications and believe that we have identified all instances where date specific information is required. We have further investigated whether these date fields contain two or four digits, and have completed efforts to upgrade our software when date fields that contain only two digits were discovered. Based on our review and the results of limited testing, we believe that our OnePoint product suite, when configured and used in accordance with its instruction manual, correctly recognizes date codes after 1999 and functions with four digit date codes. We intend to conduct further tests on all of our new applications to identify areas of deficiency and to develop action plans to correct and upgrade our software code as required.

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

Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, we implemented a phased approach to making our systems and our operations ready for the year 2000. As of the date of this filing, none of our systems, applications, equipment or facilities has experienced any material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had such difficulties. In addition, we have not received any complaints concerning any significant Year 2000 problems with respect to our software products that have affected our customers. Due to the breadth of potential issues related to Year 2000, we cannot guarantee that our Year 2000 plan has been successfully implemented or that we will not experience any problems in the future. A final determination may take several months. We are unable to predict to what extent our core business functions may be affected if our internal systems or software experience a material Year 2000 failure.

Costs to Address Year 2000 Issues. To date, the costs for conducting our assessment have not been material, with total costs incurred in connection with our Year 2000 project being less than $100,000. We cannot be sure that Year 2000 issues will not be discovered in our products or internal software systems. If any issues are discovered, we cannot be sure that the costs of making such products and systems Year 2000 ready will not harm our business and financial conditions. We believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected. The number of devices and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and obligations; thus, fluctuations in interest rates would not have a material effect on the fair value of these securities.

Sales to customers in foreign countries accounted for approximately 23% of total revenue during the quarter ended December 31, 1999. We invoice sales in United States dollars and do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect our future revenue from international sales.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We received correspondence from Commerce Funding Corporation, one of our stockholders, alleging that we failed to give it proper notice of its right of first refusal with respect to the proposed resale of 250,000 shares of our stock by two of our stockholders. We filed a petition in the 165th Judicial District Court of Harris County, Texas seeking a declaratory judgment that Mission Critical Software had no liability with respect to Commerce Funding Corporation's claims on July 1, 1999. On August 2, 1999, Mission Critical, our Chief Executive Officer and Chief Financial Officer were named as defendants in a complaint filed by Commerce Funding Corporation. On December 8, 1999, the parties to these actions entered into a Settlement Agreement and resolved all claims against each other. Total litigation costs to the Company were approximately $250,000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Mission Critical Software is currently investing the net proceeds from the initial public offering in interest-bearing, investment-grade securities for future use as additional working capital.

Between October 1, 1999 and December 31, 1999, Mission Critical Software issued 362,710 shares of unregistered common stock upon the exercise of outstanding options to 72 employees at an average exercise price of $1.78 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, and Section 4(2) of the Securities Act, respectively, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 and sales to accredited investors pursuant to Section 4(2). Each recipient had adequate access, through his or her relationship with Mission Critical Software, to information about Mission Critical Software.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On October 29, 1999, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected Michael S. Bennett, Scott D. Sandell, and John D. Thornton as directors of the Company. The voting on such matter is set forth below.

                                                                                       Votes Withheld
                                         Votes for Each        Votes Against Each     from Each Nominee
Nominee                                      Nominee                Nominee
-------------------------------------------------------------------------------------------------------
Michael S. Bennett                           10,019,872                -                    2,700
-------------------------------------------------------------------------------------------------------
Scott D. Sandell                             10,019,872                -                    2,700
-------------------------------------------------------------------------------------------------------
John D. Thornton                             10,019,872                -                    2,700
-------------------------------------------------------------------------------------------------------

In addition, Thomas P. Bernhardt, Douglas L. ayer, Michael J. Maples and John J. Moores continued their terms as directors of the Company after the Annual Meeting of Stockholders.

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

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE

Since our inception, we have incurred significant net losses and have achieved marginal profitability in the fiscal year ended June 30, 1999 and the six months ended December 31, 1999. We expect to continue to incur significant sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to maintain profitability. We cannot be certain that we will achieve, sustain or increase profitability in the future.

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

As a result of our limited operating history, we cannot forecast operating expenses based on historical results. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. Many of our costs are fixed in the short-term. For example, in September 1999 we moved to a new 70,000 square feet office in Houston, Texas for which we have a five year lease. We do not know whether our business will grow rapidly enough to absorb the costs of this facility. In any case, lower quarterly results could adversely affect the market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF LICENSES FOR OUR ONEPOINT ADMINISTRATOR PRODUCTS FOR OUR REVENUE AND A DECLINE IN SALES OF THIS PRODUCT COULD CAUSE OUR REVENUES TO FALL

Historically, we have derived the substantial majority of our license revenue from the sale of our OnePoint Administrator products. During the fiscal years ended June 30, 1998 and 1999 and the three months ended December 31, 1999, sales of OnePoint Administrator products accounted for approximately 88%, 82% and 80% of our license revenue, respectively. We expect that these products will continue to account for a large portion of our license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our OnePoint Administrator products and future enhancements to our OnePoint Administrator products. Any factors adversely affecting the pricing of, demand for or market acceptance of our OnePoint Administrator products, including competition or technological change, could cause our revenue to decline and our business to suffer.

OUR REVENUE COULD DECLINE SUBSTANTIALLY IF OUR EXISTING CUSTOMERS DO NOT CONTINUE TO PURCHASE ADDITIONAL LICENSES FROM US

We rely on sales of additional licenses for our products to our existing customers. In the fiscal year ended June 30, 1999 and the three months ended December 31, 1999, additional sales to our existing customers represented approximately 50% and 78% of our license revenue. If we fail to sell additional licenses for our products and maintenance to our existing customers, we would experience a material decline in total revenue. Even if we are successful in selling our products to new customers, the rate of growth of our revenue could be materially and adversely affected if our existing customers do not continue to purchase a substantial number of additional product licenses from us.

INTERNATIONAL EXPANSION IS A PART OF OUR STRATEGY, AND THIS EXPANSION CARRIES SPECIFIC RISKS

International sales outside of North America accounted for approximately 23% of our total license revenues for the three months ended December 31, 1999. We expect international sales to increase as a percentage of our total revenues. Risks inherent in our international business activities include business risks, economic and political risks, and legal risks, including:

 .  difficulties in staffing and managing foreign operations;

 .  longer accounts receivable collection time;

 .  political and economic instability;

 .  fluctuations in foreign currency exchange rates;

 .  reduced protection of intellectual property rights in some foreign countries;

 .  contractual provisions governed by foreign laws;

 .  export restrictions on encryption and other technologies;

 .  potentially adverse tax consequences; and

 .  the burden of complying with complex and changing regulatory requirements.

In addition, as our international sales expand, we anticipate that our foreign currency fluctuations will increase.

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

Windows 2000 may not gain market acceptance if its launch is delayed beyond its expected release date. In addition, users of previous versions of Windows NT may decide to migrate to another operating system due to the delays or to improved functionality of some other vendor's operating system. Windows 2000 may address more of the needs of our customers for systems administration and operations management, in which case our customers may decide not to purchase our products to perform those functions. In addition, we cannot be sure that our products will work with Windows 2000 at the same level of functionality that our products work with the current version of Windows NT. Even if we successfully develop products for Windows 2000, our customers may not choose our products for technical, cost, support or other reasons. If users of large corporate and Internet-based Windows 2000 networks do not widely adopt and purchase our products, our revenues and business will suffer.

IF OUR INTRODUCTION OF NEW SYSTEMS MANAGEMENT SOFTWARE PRODUCTS FOR WINDOWS 2000 IS NOT SUCCESSFUL, OUR REVENUES COULD DECLINE

We are currently expanding our OnePoint product suite to support the commercial release version of the Windows 2000 operating system, which has been announced by Microsoft but is not currently available. We believe that our OnePoint product suite supports the current pre-release version of Windows 2000 Server. If we do not successfully develop, market and sell products that support the commercial release version of Windows 2000, our business and future operating results would suffer. In addition, we must introduce new versions of our products to support the commercial release version of Windows 2000 on a timely basis after its release by Microsoft. If we fail to introduce our new products on a timely basis after the commercial release of Windows 2000, the delay may cause customers to forego purchases of our products and purchase those of our competitors.

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

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS IF WE DO NOT SUCCESSFULLY UTILIZE SYSTEMS INTEGRATORS OR CONSULTING SERVICE PROVIDERS IN OUR SELLING EFFORTS

To date, we have not yet significantly utilized systems integrators or consulting service providers in our selling efforts for our software products. We intend to explore relationships with systems integrators but have little or no experience negotiating agreements with systems integrators and consulting service providers, engaging in joint selling activities with systems integrators and consulting service providers or providing support to their end- user customers. Our business and sales may suffer if we fail to enter into agreements with systems integrators and/or consulting service providers or if we fail to successfully and profitably perform our obligations under those agreements. In addition, our revenue could decline if selling our products through systems integrators or consulting service providers results in lower margins per license and those sales replace a substantial portion of our direct sales.

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

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

If we fail to compete successfully in our highly competitive industry, including against some of Microsoft's products, our revenues may decline.

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

WE MAY NOT SUCCEED IN DEVELOPING AND MARKETING NEW PRODUCTS FOR OUR ONEPOINT SUITE, AND OUR OPERATING MARGINS MAY DECLINE AS A RESULT

We are planning the release of additional products for our OnePoint suite that function with Windows NT and the commercial release version of Windows 2000. Developing these capabilities and other required features for the release of new products will require significant additional expenses and development resources. For example, we cannot be certain that our entry into the file administration segment of the systems management software market with our OnePoint Operations Manager or OnePoint Administrator products will be successful or that our customers will widely accept and adopt these products.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH AND CHANGE IN OUR BUSINESS AND OUR FAILURE TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS

We continue to increase the scope of our operations and have grown our headcount substantially. At June 30, 1998 we had a total of 92 employees, at June 30, 1999 we had a total of 163 employees and at December 31, 1999 we had a total of 206 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS DUE TO OUR LIMITED INTERNATIONAL EXPERIENCE

In the fiscal year ended June 30, 1999 and the three months ended December 31, 1999, customers outside North America accounted for 22% and 23% of our license revenue. We plan to increase our international sales activities, but we have no experience in developing foreign language translations of our products and little experience marketing and distributing our products internationally.

We conduct direct sales activities in the United Kingdom, France and Germany and indirect activities in Europe, Asia Pacific, South America and South Africa. Our international operations are subject to other inherent risks, including:

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

As of the date of this filing, none of our systems, applications, equipment or facilities has experienced any material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had such difficulties. In addition, we have not received any complaints concerning any significant Year 2000 problems with respect to our software products that have
affected our customers.    Due to the breadth of potential issues related to
Year 2000, we cannot guarantee that our Year 2000 plan has been successfully implemented or that we will not experience any problems in the future. A final determination may take several months. We are unable to predict to what extent our core business functions may be affected if our internal systems or software experience a material Year 2000 failure. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000 Readiness Disclosure" for a description of our Year 2000 readiness efforts.

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

These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Furthermore, we may use the proceeds from the stock offerings, incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution. As of the date of this filing, we have no agreements or understandings regarding any future acquisitions.

RISKS RELATED TO OUR SECURITIES

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT

The securities markets have experienced significant price and volume fluctuations and the market prices of the securities of software companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

OUR OFFICERS AND PERSONS AFFILIATED WITH OUR DIRECTORS INFLUENCE OUR BUSINESS AND HOLD A SUBSTANTIAL PORTION OF OUR STOCK AND COULD REJECT MERGERS OR OTHER BUSINESS COMBINATIONS THAT A STOCKHOLDER MAY BELIEVE ARE DESIRABLE

Our directors, officers and individuals or entities affiliated with our directors beneficially own approximately 32.0% of our outstanding common stock as a group. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and mergers or other business combinations.

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

Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for our company. We are subject to the antitakeover provisions of the Delaware General Corporation Law, which regulate corporate acquisitions. Delaware law will prevent us from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the interested stockholder became an interested stockholder unless our board of directors or a supermajority of our uninterested stockholders agree. For purposes of Delaware law, a "business combination" includes a merger or consolidation involving us and the interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any holder beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlled by the holder. Under Delaware law, a corporation may opt out of the foregoing antitakeover provisions. We do not intend to opt out of the antitakeover provisions of Delaware Law.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

Mission Critical Software did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  2/10/00

                              MISSION CRITICAL SOFTWARE, INC.
                              (Registrant)

                              /s/   MICHAEL S. BENNETT
                              ----------------------------------
                              Michael S. Bennett
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                              /s/   STEPHEN E. ODOM
                              ----------------------------------
                              Stephen E. Odom
                              Chief Operating Officer, Chief Financial Officer
                                and Secretary
                              (Principal Financial and Accounting Officer)

                               Index To Exhibits

EXHIBITS

27.1  Financial Data Schedule